Form 10-Q
period 2000-06-30
TENASKA GEORGIA PARTNERS LP
filed 2000-09-08
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______ to ______

                        Commission File Number 333-96239

                         Tenaska Georgia Partners, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      47-0812088
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                          1044 N. 115 Street, Suite 400
                           Omaha, Nebraska 68154-4446
               (Address of Principal Executive Offices) (Zip Code)

     Registrant's telephone number, including area code (402) 691-9500

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                         TENASKA GEORGIA PARTNERS, L.P.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      Index



Part I.   Financial Information                                       Page No.

          Item 1.   Financial Statements

                    Balance Sheets                                          2

                    Statements of Operations                                3

                    Statement of Changes in Partners' Deficit               4

                    Statements of Cash Flows                                5

                    Notes to Financial Statements                           6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                       9

Part II.  Other Information

          Item 5.   Other Information                                      10

          Item 6.   Exhibits and Reports on Form 8-K                       10


TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

BALANCE SHEETS


                                                         June 30,             December 31,
ASSETS                                                    2000                     1999
                                                       -------------         -------------
                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                          $ 103,239,291            40,225,109
    Restricted cash and cash equivalents                  19,135,741                     -
    Short-term investments                                67,810,812           163,621,403
    Restricted short-term investments                     19,606,000            37,516,471
    Interest receivable                                    1,924,980             1,780,090
    Prepaid insurance                                        814,710             1,027,243
                                                       -------------         -------------
           Total current assets                          212,531,534           244,170,316

DEVELOPMENT WORK IN PROGRESS                              62,695,932            20,056,087
                                                       -------------         -------------

LAND                                                         602,529               602,529
                                                       -------------         -------------

OTHER ASSETS:
    Contract costs                                         3,871,023             2,235,490
    Gas pipeline costs                                     1,489,373                     -
    Deferred finance charges                               4,376,357             4,190,156
                                                       -------------         -------------
           Total other assets                              9,736,753             6,425,646
                                                       -------------         -------------
           Total assets                                $ 285,566,748         $ 271,254,578
                                                       =============         =============

CURRENT LIABILITIES:
    Accounts payable                                    $  5,143,780               264,706
    Payable to affiliate                                     136,715                53,698
    Accrued interest payable                              16,690,972             3,628,472
                                                       -------------         -------------
           Total current liabilities                      21,971,467             3,946,876
                                                       -------------         -------------

CONTRACT RETAINAGE PAYABLE                                   746,204                86,501
                                                       -------------         -------------

LONG-TERM DEBT                                           275,000,000           275,000,000
                                                       -------------         -------------
           Total liabilities                             297,717,671           279,033,377
                                                       -------------         -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
    Diamond Georgia, LLC                                     (13,116)                    -
    Tenaska Georgia, Inc.                                   (108,393)              (77,788)
    Tenaska Georgia I, L.P.                              (12,029,414)           (7,701,011)
                                                       -------------         -------------
           Total partners' deficit                       (12,150,923)           (7,778,799)
                                                       -------------         -------------
           Total liabilities and partners' deficit     $ 285,566,748         $ 271,254,578
                                                       =============         =============


The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)


                                                   Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                              --------------------------------       --------------------------------
                                                   2000               1999                2000              1999
EXPENSES:
    Start-Up Costs:
      Management fees and expenses            $           -      $     436,900       $            -    $    2,725,352
      Professional and consulting fees                    -            605,290                    -         1,856,307
      General and administrative expenses                 -             27,189                    -           131,906
      Other expenses                                      -             72,321                    -            82,389
                                              --------------------------------       --------------------------------
           Total operating expenses                       -          1,141,700                    -         4,795,954
                                              --------------------------------       --------------------------------

INTEREST EXPENSE:
    Interest expense                              6,531,250                  -           13,062,500                 -
    Interest expense capitalized                 (1,081,414)                 -           (1,729,185)                -
                                              --------------------------------       --------------------------------
    Interest expense, net                         5,449,836                  -           11,333,315                 -
                                              --------------------------------       --------------------------------

INTEREST INCOME                                   3,475,400                  -            6,961,191                 -
                                              --------------------------------       --------------------------------

NET LOSS TO PARTNERS ACCUMULATED
    DURING THE DEVELOPMENT STAGE              $  (1,974,436)     $  (1,141,700)      $   (4,372,124)   $   (4,795,954)
                                              ================================       ================================


The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)


                                                Tenaska              Tenaska                Diamond
                                              Georgia, Inc.       Georgia I, L.P.         Georgia, LLC.          Total
                                              -------------       ---------------         -------------     --------------
BALANCE, December 31, 1999                    $     (77,788)      $    (7,701,011)        $          -      $   (7,778,799)

    Net loss to partners accumulated
      during the development stage                  (30,605)           (4,328,403)             (13,116)         (4,372,124)
                                              -------------       ---------------         ------------      --------------
BALANCE, June 30, 2000                        $    (108,393)      $   (12,029,414)        $    (13,116)     $  (12,150,923)
                                              ============================================================================


The accompanying notes are an integral part of this statement.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            ------------------------------------
                                                                                  2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to partners accumulated during the development stage           $      (4,372,124)    $   (4,795,954)
    Adjustments to reconcile net loss to partners accumulated during the development stage to net cash from operating activities-
         Increase in restricted cash and cash equivalents                         (19,135,741)                 -
         Decrease in short-term investments                                        95,810,591                  -
         Decrease in restricted short-term investments                             17,910,471                  -
         Increase in interest receivable                                             (144,890)                 -
         Decrease in prepaid insurance                                                212,533                  -
         Increase in accounts payable                                                  19,501                  -
         Increase in payable to affiliate                                              83,017          4,890,288
         Increase in contract retainage payable                                       659,703                  -
         Increase in accrued interest payable                                      13,062,500                  -
                                                                            ------------------------------------
           Total adjustments                                                      108,477,685          4,890,288
                                                                            ------------------------------------
           Net cash from operating activities                                     104,105,561             94,334
                                                                            ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development work in progress                                                 (38,535,513)                  -
    Contract costs                                                                (1,635,533)                  -
    Gas pipeline costs                                                              (734,132)                  -
    Purchase of land                                                                       -             (94,334)
                                                                            ------------------------------------
           Net cash from investing activities                                    (40,905,178)            (94,334)
                                                                            ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Deferred finance charges                                                        (186,201)                  -
                                                                            ------------------------------------
           Net cash from financing activities                                       (186,201)                  -
                                                                            ------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          63,014,182                  -

CASH AND CASH EQUIVALENTS, beginning of period                                     40,225,109                  -
                                                                            ====================================
CASH AND CASH EQUIVALENTS, end of period                                    $     103,239,291     $            -
                                                                            ====================================


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

    Excluded from increase in accounts payable, development work in progress and gas pipeline costs are accrued costs of $4,104,332 capitalized as development work in progress and $755,241 capitalized as gas pipeline costs.

The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

Notes to Financial Statements
June 30, 2000

(Unaudited)


1.   GENERAL

The financial statements included herein as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared by Tenaska Georgia Partners, L.P. (the Limited Partnership) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Limited Partnership's prospectus dated July 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ORGANIZATION

The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the Facility) located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. The Limited Partnership is scheduled to terminate December 31, 2050.

The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                                  PERCENTAGE INTEREST
                                              PERCENTAGE INTEREST (FOR           (FOR ALLOCATION OF NET
         PARTNER                            EQUITY CONTRIBUTION PURPOSES)         INCOME OR LOSS)
--------------------------------------      ----------------------------          ---------------------
Diamond Georgia, LLC. (General)                            .30%                             .30%
Tenaska Georgia, Inc. (General)                            .70                              .70
Tenaska Georgia I, L.P. (Limited)                        99.00                            99.00
                                                        ------                           ------
                                                        100.00%                          100.00%
                                                        ======                           ======


The partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds for $275,000,000 to fund construction of the Facility.

The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, are the responsibility of the managing partner (Tenaska Georgia, Inc.), subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.

On April 20, 2000, Diamond Georgia, LLC., an indirect, wholly owned subsidiary of Mitsubishi Corporation (Mitsubishi), acquired 0.30 percent of Tenaska Georgia, Inc.'s original 1.0 percent ownership interest in the Limited Partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30 percent in Tenaska Georgia I, L.P., through subsidiaries of its U.S. affiliate, Diamond Generating Corporation. These acquisitions were effective January 1, 2000. In connection with these acquisitions, on April 24, 2000, the letters of credit issued on November 4, 1999 by The First National Bank of Omaha (FNBO) in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, to support each partner's equity funding commitments, were amended and reduced in amount to $1,322,500 and $248,500, respectively. Mitsubishi issued a Guaranty in the amount of $33,929,000 to replace the amount by which the letters of credit were reduced.

3.   DEVELOPMENT WORK IN PROGRESS

In 1999, The Limited Partnership entered into an Engineering, Procurement and Construction Agreement (EPC Agreement) with Zachry Construction Corporation (Zachry) to design, engineer, procure, expedite and supply all labor, materials (including the gas turbines), supervision and tools for the construction of the facility for a total guaranteed lump-sum price of $229,064,832. As of June 30, 2000, the Limited Partnership has incurred costs of $58,858,891 under the terms of the EPC Agreement. This amount has been capitalized and is included on the Balance Sheet as Development Work in Progress.

In 1999, the Limited Partnership entered into a separate $2,300,000 agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. As of June 30, 2000 the Limited Partnership has incurred costs of $1,489,373 under the terms of this agreement. This amount has been capitalized and is included on the Balance Sheet as Gas Pipeline Costs.

As of June 30, 2000, $1,948,244 of interest has been capitalized and included on the Balance Sheet as Development Work in Progress.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-96239) RELATING TO OUR SENIOR SECURED BONDS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "REGISTRATION STATEMENT"). UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS QUARTERLY REPORT TO "WE," "US," "OUR" OR SIMILAR TERMS REFER TO TENASKA GEORGIA PARTNERS, L.P.

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. We are in the development stage and have no operating revenues. We obtained $275,000,000 of project financing from the sale of the 9.5% Senior Secured Bonds due 2030 ("Bonds"). Our partners have committed to fund up to $35,500,000 in equity contributions. The total cost of the construction of the Facility is estimated to be approximately $310,500,000, which will be financed by the proceeds from the sale of the Bonds and the equity contributions. On August 31, 2000, we completed the bond exchange whereby the holders of the Bonds exchanged their Bonds for new Bonds registered under the Securities Act of 1933.

The Facility is under construction and is currently scheduled to be completed on June 1, 2002, with three turbine-generators scheduled to be operational June 1, 2001 and the remaining three turbine generators scheduled to be operational June 2, 2002. As of June 30, 2000, construction of the Facility was on schedule and within budget.

RESULTS OF OPERATIONS

The results of operations for the three and six month periods ended June 30, 1999 and 2000 may not be comparable with results of operations for future periods, especially when the Facility begins operations in 2001.

For the three and six month periods ended June 30, 1999, we were in the start up phase without core contracts or bond financing and as a result all costs incurred for management fees, professional and consulting fees, and other costs in the amounts of $1,141,700 and $4,795,954, respectively, were expensed as start up costs. By the end of November 1999 core contracts associated with the construction and financing of the Facility had been completed and as a result, we moved from the start up phase to the development phase. For the three and six month periods ended June 30, 2000, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $491,198 and $1,635,533, respectively, have been capitalized as Contract Costs.

For the three and six month periods ended June 30, 2000, total costs in the amount of $24,687,236 and $42,639,845, respectively, have been capitalized as Development Work in Progress. For the three and six month periods ended June 30, 2000, interest capitalized as Development Work in Progress was $1,081,414 and $1,729,185, respectively

For the three and six month periods ended June 30, 2000, costs in the amount of $1,489,373 have been capitalized as Gas Pipeline Costs.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as interest income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility and gas pipeline is capitalized as Development Work in Progress. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the three and six month periods ended June 30, 2000, interest net of amounts capitalized of $5,449,836 and $11,333,315, respectively, has been expensed. For the three and six month periods ended June 30, 2000, interest in the amount of $3,475,400 and $6,961,191, respectively, has been recorded as income.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, interest income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the initial units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the power purchase agreement will be adequate to support our costs of operations.

In order to provide liquidity in the event of temporary cash flow shortfalls, we are required to maintain an account that will contain an amount equal to the principal and interest due on the Bonds on the next scheduled payment date. Our obligation to fund this account begins on June 1, 2002. The maintenance of this balance will be done through cash funding, the issuance of a letter of credit or a combination of both.

BUSINESS STRATEGY AND OUTLOOK

Our overall business strategy is to perform as agreed under our 29-year Power Purchase Agreement with PECO Energy Company and to maximize our revenues under the Power Purchase Agreement by earning incentive payments available through achieving certain availability and efficiency levels. We intend to cause the Facility to be managed, operated and maintained in compliance with all applicable documents relating to our project and all applicable legal requirements.

FORWARD LOOKING STATEMENTS

Various statements contained in this quarterly report are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which speak only as of the date hereof, can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," or "anticipates," or by the negative forms or other variations of these terms or comparable terminology, or by the discussions of strategy. Although these statements are based on assumptions that we believe are reasonable, no assurance can be given that the future results covered by these statements will be achieved. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by these statements. The most significant of these risks, uncertainties and other factors are discussed under the heading "RISK FACTORS" in the Registration Statement, and you are urged to read this section and carefully consider these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bonds were issued at a 9.50% fixed rate of interest and as a result we are not exposed to market risk associated with an increase in interest rates. The unspent proceeds from the Bonds are invested in cash and cash equivalents and short-term securities (collectively "short-term investments") with fixed rates of interest for periods of up to six months. As these short-term investments mature, the proceeds are either spent on construction of the Facility or reinvested in other short-term investments. If short-term interest rates decrease, the interest we earn on these short-term investments would decrease accordingly. However, we would not expect any such decrease in the interest earned on short-term investments to have a material adverse effect on our results of operations.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

In July 2000, we received notice that two groups are considering filing a lawsuit against us and another defendant claiming violations of the Clean Air Act and local zoning requirements. These notices, one of which was sent on behalf of the Coweta County Rural Preservation Society and the other of which was sent on behalf of Coweta County, Georgia, are pursuant to a provision in the Clean Air Act requiring 60 days' written notice prior to commencement of a citizen suit with respect to certain environmental matters. The principal claims in the notices are that the regulatory bodies responsible for issuing the air permit and for re-zoning our project did not follow applicable law and procedures.

We do not expect the issuance of the notices, or any legal proceedings that may be commenced by the claimants following the expiration of the 60 day notice period, to have a material adverse effect on us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Exhibit Index.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2000                  Tenaska Georgia Partners, L.P.

                                   By: Tenaska Georgia Inc.
                                       Managing General Partner

                                   By: /s/ Michael F. Lawler
                                       ------------------------------------
                                       Name:  Michael F. Lawler
                                       Title: Vice President of Finance and
                                              Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.

     27   Financial Data Schedule