Form 10-Q
period 2000-09-30
TENASKA GEORGIA PARTNERS LP
filed 2000-11-09
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         Tenaska Georgia Partners, L.P.
                              Report on Form 10-Q
                    For the Quarter Ended September 30, 2000



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


TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

BALANCE SHEETS


                                                 September 30,    December 31,
ASSETS                                              2000             1999
                                                (Unaudited)
                                              -------------    -------------
CURRENT ASSETS:
 Cash and cash equivalents                    $  26,012,233    $  40,225,109
 Short-term investments                         121,567,635      163,621,403
 Restricted cash and short-term investments      20,070,174       37,516,471
 Interest receivable                              2,060,474        1,780,090
 Prepaid insurance                                  848,913        1,027,243
                                              -------------    -------------
    Total current assets                        170,559,429      244,170,316

DEVELOPMENT WORK IN PROGRESS                     90,151,036       20,056,087
                                              -------------    -------------

LAND                                                602,529          602,529
                                              -------------    -------------

OTHER ASSETS:
 Contract costs                                   4,936,302        2,235,490
 Gas pipeline costs                               2,757,357               --
 Deferred finance charges                         4,499,729        4,190,156
                                              -------------    -------------
    Total other assets                           12,193,388        6,425,646
                                              -------------    -------------
    Total assets                              $ 273,506,382    $ 271,254,578
                                              =============    =============




CURRENT LIABILITIES:
 Accounts payable                             $   6,432,370    $     264,706
 Payable to affiliate                               138,183           53,698
 Accrued interest payable                         4,354,167        3,628,472
                                              -------------    -------------
    Total current liabilities                    10,924,720        3,946,876
                                              -------------    -------------

CONTRACT RETAINAGE PAYABLE                        1,492,009           86,501
                                              -------------    -------------
LONG-TERM DEBT                                  275,000,000      275,000,000
                                              -------------    -------------
    Total liabilities                           287,416,729      279,033,377
                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
 Diamond Georgia, LLC                               (18,395)              --
 Tenaska Georgia, Inc.                             (120,709)         (77,788)
 Tenaska Georgia I, L.P.                        (13,771,243)      (7,701,011)
                                              -------------    -------------
    Total partners' deficit                     (13,910,347)      (7,778,799)
                                              -------------    -------------
    Total liabilities and partners' deficit   $ 273,506,382    $ 271,254,578
                                              =============    =============



The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Three Months Ended                    Nine Months Ended
                                                       September 30,                       September 30,
                                           -------------------------------       -------------------------------
                                               2000                1999             2000                 1999
                                           ------------       ------------       ------------       ------------
EXPENSES:
 Start-Up Costs:
  Management fees and expenses             $         --       $    631,688       $         --       $  3,357,040
  Professional and consulting fees                   --            723,011                 --          2,579,318
  General and administrative expenses                --             21,511                 --            153,417
  Other expenses                                     --             39,175                 --            121,564
                                           ------------       ------------       ------------       ------------
    Total operating expenses                         --          1,415,385                 --          6,211,339
                                           ------------       ------------       ------------       ------------

INTEREST EXPENSE:
 Interest expense                             6,603,819                 --         19,666,319                 --
 Interest expense capitalized                (1,684,897)                --         (3,414,082)                --
                                           ------------       ------------       ------------       ------------
 Interest expense, net                        4,918,922                 --         16,252,237                 --
                                           ------------       ------------       ------------       ------------

INTEREST INCOME                               3,159,498                 --         10,120,689                 --
                                           ------------       ------------       ------------       ------------
NET LOSS TO PARTNERS ACCUMULATED
 DURING THE DEVELOPMENT STAGE              $ (1,759,424)      $ (1,415,385)      $ (6,131,548)      $ (6,211,339)
                                           ============       ============       ============       ============






The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)



                                                  Diamond          Tenaska           Tenaska
                                                Georgia, LLC    Georgia, Inc.    Georgia I, L.P.       Total
                                               -------------   --------------   ----------------   ------------
BALANCE, December 31, 1999                     $       --      $   (77,788)     $  (7,701,011)     $ (7,778,799)
 Net loss to partners accumulated
  during the development stage                    (18,395)         (42,921)        (6,070,232)       (6,131,548)
                                               -------------   --------------   ----------------   ------------
BALANCE, September 30, 2000                    $  (18,395)     $  (120,709)     $ (13,771,243)     $(13,910,347)
                                               =============   ==============   ================   ============


The accompanying notes are an integral part of this statement.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                           -----------------------------
                                                                                               2000              1999
                                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss to partners accumulated during the development stage                             $(6,131,548)      $(6,211,339)
 Adjustments to reconcile net loss to partners accumulated during the development stage to net cash from operating activities-
   Decrease in short-term investments                                                       42,053,768                --
   Decrease in restricted cash and short-term investments                                   17,446,297                --
   Increase in interest receivable                                                            (280,384)               --
   Decrease in prepaid insurance                                                               178,330                --
   Decrease in accounts payable                                                               (157,198)               --
   Increase in payable to affiliate                                                             84,485         6,416,335
   Increase in contract retainage payable                                                    1,405,508                --
   Increase in accrued interest payable                                                        725,695                --
                                                                                           -----------       -----------
    Total adjustments                                                                       61,456,501         6,416,335
                                                                                           -----------       -----------
    Net cash from operating activities                                                      55,324,953           204,996
                                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Development work in progress                                                              (63,770,087)               --
 Contract costs                                                                             (2,700,812)         (115,662)
 Gas pipeline costs                                                                         (2,757,357)               --
 Purchase of land                                                                                   --           (89,334)
                                                                                           -----------       -----------
    Net cash from investing activities                                                     (69,228,256)         (204,996)
                                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred finance charges                                                                     (309,573)               --
                                                                                           -----------       -----------
    Net cash from financing activities                                                        (309,573)               --
                                                                                           -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (14,212,876)               --

CASH AND CASH EQUIVALENTS, beginning of period                                              40,225,109                --
                                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                                   $26,012,233       $        --
                                                                                           ===========       ===========
SUPPLEMENTAL DISCLOSURE:
------------------------
 Cash paid for interest                                                                    $18,940,625       $        --


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
------------------------------------------------

 Excluded from decrease in accounts payable and development work in progress are accrued costs of $6,324,862 capitalized as development work in progress as of September 30, 2000.



The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)


Notes to Financial Statements
September 30, 2000

(Unaudited)



1.    GENERAL

The financial statements included herein as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared by Tenaska Georgia Partners, L.P. (the Limited Partnership) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Limited Partnership's prospectus dated July 31, 2000.

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

The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                               Percentage Interest
                                      Percentage Interest (For               (For Allocation of Net
        Partner                    Equity Contribution Purposes)                 Income or Loss)
--------------------------------   ----------------------------              -----------------------

Diamond Georgia, LLC (General)                 .30%                               .30%
Tenaska Georgia, Inc. (General)                .70                                .70
Tenaska Georgia I, L.P. (Limited)            99.00                              99.00
                                            ------                             ------
                                            100.00%                            100.00%
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

On April 20, 2000, Diamond Georgia, LLC, an indirect, wholly owned subsidiary of Mitsubishi Corporation (Mitsubishi), acquired 0.30 percent of Tenaska Georgia, Inc.'s original 1.0 percent ownership interest in the Limited Partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30 percent in Tenaska Georgia I, L.P., through subsidiaries of its U.S. affiliate, Diamond Generating Corporation. These acquisitions were effective January 1, 2000. In connection with these acquisitions, on April 24, 2000, the letters of credit issued on November 4, 1999 by The First National Bank of Omaha in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, to support each partner's equity funding commitments, were amended and reduced in amount to $1,322,500 and $248,500, respectively. Mitsubishi issued a Guaranty in the amount of $33,929,000 to replace the amount by which the letters of credit were reduced.


3.    DEVELOPMENT WORK IN PROGRESS

In 1999, the Limited Partnership entered into an Engineering, Procurement and Construction Agreement (EPC Agreement) with Zachry Construction Corporation (Zachry) to design, engineer, procure, expedite and supply all labor, materials (including the gas turbines), supervision and tools for the construction of the Facility for a total guaranteed lump-sum price of $229,064,832. As of September 30, 2000, the Limited Partnership has incurred costs of $84,629,097 under the terms of the EPC Agreement. This amount has been capitalized and is included on the Balance Sheet as Development Work in Progress.

In 1999, the Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. As of September 30, 2000, the Limited Partnership has incurred costs of $2,757,357 under the terms of this agreement. This amount has been capitalized and is included on the Balance Sheet as Gas Pipeline Costs.

As of September 30, 2000, $3,633,141 of interest has been capitalized and included on the Balance Sheet as Development Work in Progress.


4.    NEW ACCOUNTING PRONOUNCEMENTS

The Limited Partnership continues to analyze the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. Provisions of SFAS No. 133, as amended, must be applied to fiscal periods beginning after June 15, 2000. The Limited Partnership intends to adopt the provisions of SFAS No. 133, as amended, within the timeframe and in accordance with the requirements provided by that statement. The Limited Partnership believes that SFAS No. 133, as amended, will not have a material impact on its financial condition or its results of operations.

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


GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. We are in the development stage and have no operating revenues. We obtained $275,000,000 of project financing from the sale of the 9.50% Senior Secured Bonds due 2030 ("Bonds"). Our partners have committed to fund up to $35,500,000 in equity contributions. The total cost of the construction of the Facility is estimated to be approximately $310,500,000, which will be financed by the proceeds from the sale of the Bonds and the equity contributions. On August 31, 2000, we completed the bond exchange whereby the holders of the Bonds exchanged their Bonds for new Bonds registered under the Securities Act of 1933.

The Facility is under construction and is currently scheduled to be completed on June 1, 2002, with three turbine-generators scheduled to be operational June 1, 2001 and the remaining three turbine generators scheduled to be operational June 2, 2002. As of September 30, 2000, construction of the Facility was on schedule and within budget.


RESULTS OF OPERATIONS

The results of operations for the three and nine month periods ended September 30, 1999 and 2000 may not be comparable with results of operations for future periods, especially when the Facility begins operations in 2001.

For the three and nine month periods ended September 30, 1999, we were primarily in the start up phase without core contracts or bond financing and, as a result, substantially all costs incurred for management fees, professional and consulting fees, and other costs were expensed as start up costs. For the three and nine month periods ended September 30, 1999, costs in the amounts of $1,415,385 and $6,211,339, respectively, were expensed as start up costs. By the end of August 1999, the power purchase agreement with PECO Energy Company
(the "Power Purchase Agreement") was signed. For the three and nine month periods ended September 30, 1999, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $115,662, were capitalized as Contract Costs. By the end of November 1999, in addition to the Power Purchase Agreement, core contracts associated with the construction and financing of the Facility had been completed and, as a result, we moved from the start up phase to the development phase. For the three and nine month periods ended September 30, 2000, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $1,065,279 and $2,700,812, respectively, have been capitalized as Contract Costs.

For the three and nine month periods ended September 30, 2000, total costs in the amount of $27,455.104 and $70,094,949, respectively, have been capitalized as Development Work in Progress. For the three and nine month periods ended September 30, 2000, interest capitalized as Development Work in Progress was $1,684,897 and $3,414,082, respectively.

For the three and nine month periods ended September 30, 2000, costs in the amount of $1,267,984 and $2,757,357, respectively, have been capitalized as Gas Pipeline Costs.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as interest income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility and gas pipeline is capitalized as Development Work in Progress. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the three and nine month periods ended September 30, 2000, interest, net of amounts capitalized, of $4,918,922 and $16,252,237, respectively, has been expensed. For the three and nine month periods ended September 30, 2000, interest in the amount of $3,159,498 and $10,120,689, respectively, has been recorded as income.

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


BUSINESS STRATEGY AND OUTLOOK

Our overall business strategy is to perform as agreed under our 29-year Power Purchase Agreement and to maximize our revenues under the Power Purchase Agreement by earning incentive payments available through achieving certain availability and efficiency levels. We intend to cause the Facility to be managed, operated and maintained in compliance with all applicable documents relating to our project and all applicable legal requirements.

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

The 60 day notice period has expired and no suit has yet been filed. We do not expect legal proceedings that may be commenced by the claimants to have a material adverse effect on us.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  -- See Exhibit Index.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2000                  Tenaska Georgia Partners, L.P.


                                    By: /s/ Michael F. Lawler
                                        ------------------------
                                        Name:  Michael F. Lawler
                                        Title: Vice President of Finance and
                                               Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------

     27      Financial Data Schedule