Form 10-K405
period 2000-12-31
TENASKA GEORGIA PARTNERS LP
filed 2001-03-30
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to

                        Commission File Number 333-96239

                         TENASKA GEORGIA PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  47-0812088
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                         1044 N. 115TH STREET, SUITE 400
                           OMAHA, NEBRASKA 68154-4446
               (Address of principal executive offices) (Zip Code)

                                 (402) 691-9500
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|


                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Prospectus filed pursuant to Rule 424(b)(3)
      under the Securities Act of 1933 are incorporated by reference into
                             Part I of this report.

                         TENASKA GEORGIA PARTNERS, L.P.

                                 FORM 10-K INDEX

                                                                       PAGE
                                                                       ----
                                     PART I

Item 1    Business                                                        3

Item 2    Properties                                                      8

Item 3    Legal Proceedings                                               8

Item 4    Submission of Matters to a Vote of Security Holders             8

                                     PART II

Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters                                           9

Item 6    Selected Financial Data                                         9

Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

Item 7A   Quantitative and Qualitative Disclosures about Market Risk     16

Item 8    Financial Statements and Supplementary Data                    16

Item 9    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                    16

                                    PART III

Item 10   Directors and Executive Officers of the Registrant             17

Item 11   Executive Compensation                                         18

Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                               18

Item 13   Certain Relationships and Related Transactions                 18

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               20

          Signatures                                                     24

          Financial Statement Index                                      F-1


Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our," "ours," "the limited partnership," "the partnership" or similar terms refer to Tenaska Georgia Partners, L. P.

Except for historical information contained herein, certain statements contained in this report are forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should" or "anticipates," or by the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Although these statements are based upon assumptions the partnership believes are reasonable, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such risks, uncertainties and other factors are discussed in this report under the heading "Risk Factors" contained in Part II, Item 7.


                                     PART 1

ITEM 1.      BUSINESS

                                 THE PARTNERSHIP

We are a Delaware limited partnership formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain an electric generating plant in Heard County, Georgia that will include six gas turbine-generators. In this report, we refer to this plant as the "Facility" and, together with all its associated contracts and infrastructure that we may own and lease, as "our project" or "the project." We do not engage and do not intend to engage in any business activities other than those related to our project. We are currently in the development stage and have no operating revenues.

                                 PROJECT FUNDING

On November 10, 1999, we completed a private offering of $275,000,000 aggregate principal amount of 9.50% fixed rate Senior Secured Bonds due 2030. On August 31, 2000, we completed an exchange offer whereby the holders of the original bonds exchanged their bonds for new bonds registered under the Securities Act of 1933. In this report, references to "Bonds" means both the original bonds and the new bonds, unless the context otherwise requires.


                                   THE PROJECT

A detailed discussion of certain of our principal project documents summarized below is contained in our Prospectus filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). This information is incorporated by reference into this report from pages 102 through 149 of the Prospectus under the heading entitled "Summary of Principal Project Documents" and is filed as
Exhibit 99.1 to this report.


THE FACILITY AND THE POWER PURCHASE AGREEMENT

The Facility will be a 936 megawatt ("MW") natural gas-fired simple-cycle electric generating plant. The Facility is being constructed in Heard County, Georgia, approximately 40 miles southwest of Atlanta. The Facility will use natural gas to produce electric energy and will use fuel oil as a back-up fuel. We expect the Facility to serve as a peaking facility, operating primarily during the summer months with very low capacity factors during the remainder of the year.

All of the Facility's net capacity and electrical output will be sold to PECO Energy Company ("PECO") under a 29-year Power Purchase Agreement (the "Power Purchase Agreement") dated August 24, 1999. The Power Purchase Agreement provides for completion of the Facility in two stages of three turbine-generators each. The base term of the Power Purchase Agreement expires 29 years after the first three turbine-generators ("Initial Units") are operational. The Initial Units are scheduled to be operational by June 1, 2001. The second three turbine-generators are scheduled to be operational by June 1, 2002. These dates are subject to adjustment to a limited extent in the case of a FORCE MAJEURE event. PECO is responsible for supplying all the natural gas and fuel oil necessary to fulfill our obligations under the Power Purchase Agreement. Fuel oil operation is limited by the air permit to 57 million gallons in any consecutive

12-month period and is expected to occur only when natural gas is not available. The turbine-generators can be fueled by either natural gas or fuel oil, and will be capable of switching fuels while operating at reduced capacity. PECO will have the ability to dispatch any turbine-generator upon the turbine-generator achieving operational status, as defined in the Power Purchase Agreement.

The Power Purchase Agreement provides for some fixed payments, subject to off-setting payments by us to PECO for reduced availability, an availability incentive bonus and other variable payments. We expect that the fixed payments, which are payable whether or not PECO chooses to dispatch any of the turbine-generators, will be adequate to cover our debt service and our fixed operating and maintenance costs and to provide us with a return on equity.

On October 20, 2000, Unicom Corporation and PECO merged to create Exelon Corporation. As of the date of this report, PECO remained a party to the Power Purchase Agreement.


CONSTRUCTION

The Facility is being constructed by Zachry Construction Corporation ("Zachry" or the "EPC Contractor") pursuant to an Engineering, Procurement and Construction Contract (the "EPC Contract"). Pursuant to a Contract for Purchase (the "Turbine Contract"), General Electric Company ("General Electric") will provide six turbine-generators that will be used to produce the electric energy at the Facility. On November 10, 1999, the right to acquire the turbine-generators under the Turbine Contract was assigned to Zachry, who acquired the turbine-generators as a part of its obligations under the EPC Contract. The Turbine Contract specifies shipment and delivery date obligations for the six combustion turbines and six generators ranging from September 30, 2000 through December 1, 2001. As of December 31, 2000, one combustion turbine and three generators were on site. Two additional combustion turbines were on site as of January 31, 2001. Actual turbine-generator shipments and deliveries for the Initial Units have complied with the contract terms and are on schedule. General Electric is obligated to pay damages to the EPC Contractor for unexcused late delivery of the turbine-generators and if the performance of the turbine-generators is not as required under the Turbine Contract. General Electric will also issue certain warranties in connection with the performance of the turbine-generators.

Under the EPC Contract, we are obligated to pay a fixed price of $229,064,832 (including the cost of the turbine-generators under the Turbine Contract) to the EPC Contractor for the construction of the Facility and its related electric interconnection facilities (subject to increase for scope changes). The EPC Contract contains liquidated damages provisions for late completion and for failure to meet various performance guarantees. The EPC Contractor's aggregate liability for liquidated damages for such late completion and for failure to meet the performance guarantees is limited to 30% of the fixed price of $229,064,832. The EPC Contractor's obligations under the EPC Contract are guaranteed by its parent company, H.B. Zachry Company. The EPC Contractor has provided a payment and performance bond in the amount of $229,064,832 issued by United States Fidelity and Guaranty Company.

On September 10, 1999, we delivered to Zachry a limited notice to proceed, which authorized the commencement of geotechnical investigations and engineering and procurement activities. We delivered to Zachry full notice to proceed on November 10, 1999, which was the date of issuance of the original bonds. As of December 31, 2000, construction of the Facility was on schedule.


LONG TERM PARTS AND LONG TERM SERVICES CONTRACT

Pursuant to a Long Term Parts and Long Term Service Contract (the "LTSA"), General Electric International Inc. will provide long-term parts and servicing with respect to major parts replacement and repair, inspection and overhaul services for the turbine-generators. As of December 31, 2000, we have incurred costs of $2,433,202 under the terms of the LTSA. Certain other operations and maintenance services for our project will be provided by Tenaska Operations, Inc. under an Operations and Maintenance Agreement.

OPERATIONS AND MAINTENANCE AGREEMENT

We entered into an Operations and Maintenance Agreement (the "O&M Agreement") with Tenaska Operations, Inc. (the "Operator") on September 10, 1999 for the operation and maintenance of our project. The O&M Agreement has a term of 29 years from the date of commercial operation of the Initial Units. The Operator is obligated to provide all services necessary for the safe and reliable start-up, commissioning, operation and maintenance of our project. The Operator will be compensated with a fixed management fee and an incentive fee, with an availability adjustment based on performance.

The Operator is organized under Delaware law and is a wholly owned subsidiary of Tenaska, Inc., which is a wholly owned subsidiary of Tenaska Energy, Inc. The Operator was formed to provide operations and maintenance services to electric generating facilities in which affiliates of Tenaska, Inc. have an interest. Tenaska, Inc. will provide management oversight of the Operator, pursuant to a service agreement between the Operator and Tenaska, Inc. Pursuant to the O&M Agreement, the Operator is obligated to provide initial start-up support for our project prior to the date of commercial operation of the Initial Units, operate and maintain the Initial Units once they achieve commercial operation and operate and maintain our completed project. The Operator is obligated to provide skilled personnel, procedures, training, administrative, management, and professional and technical services necessary for the safe and reliable start-up, commissioning, operation and maintenance of our project.


FUEL ARRANGEMENTS

PECO is obligated to supply us with all the fuel necessary to produce electric energy for PECO. We entered into the Interconnect, Reimbursement and Operating Agreement with Transcontinental Gas Pipe Line Corporation ("Transco") on August 18, 1999 (the "Gas Interconnect Agreement"). Under this agreement, Transco will install and own metering facilities for an interconnection between Transco's pipeline and a lateral gas pipeline to be constructed to deliver natural gas from this interconnection point to the facility site. The gas pipeline is part of the property owned by the Development Authority of Heard County and leased to us under a conduit financing arrangement. As of December 31, 2000, the construction of this lateral gas pipeline was complete pursuant to a Fixed Price Engineering, Procurement and Construction Contract between us and Willbros Engineers, Inc.

Fuel oil will be delivered to the facility site by truck and stored in a 165,000 barrel storage tank. We expect this quantity to be sufficient to operate all six turbine-generators for over 80 hours at full capacity. A fuel oil unloading facility will be constructed to enable the Facility to operate on fuel oil for greater than 80 hours, should the need arise, subject to air permit restrictions.


ELECTRIC INTERCONNECTION ARRANGEMENTS

The Facility will be interconnected to the Georgia Integrated Transmission System under our Interconnection Agreement with Georgia Power Company ("Georgia Power"). The interconnection facilities are included under the EPC Contract. The interconnection facilities were completed and energized in mid-February 2001 and, prior to commercial operation, ownership of the interconnection facilities will be transferred to Georgia Power in accordance with the Interconnection Agreement. The Georgia Integrated Transmission System consists of the aggregate of the Georgia transmission assets of Georgia Power, Georgia Transmission Corporation and two other participants, and was created through bilateral contracts between Georgia Power on the one hand, and each of the other three participants on the other hand. The point of interconnection of the Facility is on a portion of the transmission system owned and maintained by Georgia Transmission Corporation.


WATER AND WASTEWATER ARRANGEMENTS

The Facility will require water to operate the evaporative coolers of the turbine-generators and to operate the turbine-generators on fuel oil. We will purchase our water from the Heard County Water Authority under a 30-year Water Purchase Agreement. We expect that water stored in a 7 million gallon demineralized water storage tank, located on the facility site, combined with the 350 gallons per minute of water supplied by the Heard County Water Authority pursuant to the Water Purchase Agreement, will provide sufficient water to operate the turbine-generators on fuel oil for approximately 160 hours over a two-week period. Wastewater will be produced when the evaporative coolers are used or when fuel oil is fired. This wastewater will be discharged into Hilly Mill Creek under the partnership's wastewater discharge permit.


                       BUSINESS AND REGULATORY ENVIRONMENT

COMPETITION

Pursuant to the Power Purchase Agreement, PECO is required to purchase all of the Facility's capacity up to "Contract Capacity" and, pursuant to its request, the Facility's energy. The Power Purchase Agreement generally prohibits us from selling capacity or energy to third parties. Therefore, during the term of the Power Purchase Agreement, competition from other capacity and energy providers will become an issue only if PECO breaches its agreement and ceases to purchase the Facility's capacity and energy or the Power Purchase Agreement is otherwise terminated or not performed in accordance with its terms.


EMPLOYEES

We have no employees and do not anticipate having any employees in the future. Pursuant to our O&M Agreement with the Operator, the Operator will operate and maintain the Facility. The direct labor personnel and the plant operations management will be provided by employees of the Operator.


                                ENERGY REGULATION

We intend to operate the Facility as an "exempt wholesale generator". On July 9, 1999, the Federal Energy Regulatory Commission (the "FERC") issued an order finding the partnership as an "exempt wholesale generator." On July 28, 1999, the FERC issued an order accepting the partnership's market based rate filing, and granting waivers of various regulatory requirements that apply to traditional electric utilities.

An exempt wholesale generator is a public utility under the Federal Power Act, and the partnership, when operating solely as an exempt wholesale generator, would be subject to the jurisdiction of the FERC with respect to its wholesale electric rates and other matters. An exempt wholesale generator must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity exclusively for sale at wholesale. An exempt wholesale generator is exempt from the Public Utility Holding Company Act of 1935 and no company would become a holding company under the Public Utility Holding Company Act of 1935 due to its holding 10% or more of the voting securities or partnership interests in the partnership. There is no restriction on the proportion of equity interest in an exempt wholesale generator that may be held by electric utilities and electric utility holding companies. As an exempt wholesale generator, the partnership's sale to PECO in the wholesale market will be exempt from rate regulation as an electric utility under state law.

In recent years, federal and state initiatives have further promoted the development of competition in the sale of electricity and gas. On the federal level, the FERC has adopted a rule that facilitates access to the nationwide transmission grid by utility and non-utility purchasers of electricity and allows utilities subject to FERC jurisdiction to recover stranded costs. In addition, proposals have been introduced in Congress to repeal the Public Utility Holding Company Act of 1935. If the repeal of the Public Utility Holding Company Act of 1935 were to occur, competitive advantages that independent power producers have over certain regulated utilities may be reduced or eliminated.


                            ENVIRONMENTAL REGULATION

We are required to comply with a number of statutes and regulations relating to protection of the environment and the safety and health of the personnel operating our project and the public during the operation of our project. Such statutes and regulations include, among others, the regulation of air emissions, water discharges, solid and hazardous waste disposal, hazardous materials handling, petroleum storage, and safety and health standards, practices and procedures applicable to the operation of the Facility.

NOx EMISSIONS REGULATION. On September 24, 1998, the United States Environmental Protection Agency (the "EPA") issued a final rule to address regional transport of ground-level ozone in the eastern United States through reductions in nitrogen oxides ("NOx") in 23 jurisdictions in the east and midwest, including Georgia (the "Rule"). In 1999 in a separate action, the Georgia Environmental Protection Division (the "Georgia EPD") proposed certain modifications to the Georgia State Implementation Plan ("SIP") to address the ozone non-attainment area for Atlanta. This revised Georgia SIP is currently enforceable at the State level even though it has not been approved by the EPA.

The Rule set forth an annual NOx emissions budget for each affected jurisdiction and required each such jurisdiction to submit a SIP demonstrating how it would meet its budget. The Rule, as it affects Georgia, was stayed by court action. However Georgia is expected to again be included in the region affected by the Rule due to subsequent court actions and rulemaking activities. Depending upon how the SIP for Georgia would allocate the burden of compliance with the Rule as between existing generating stations and new generating stations (such as the Facility) and how Georgia may modify its SIP from time to time to address the Atlanta ozone non-attainment area, the cost of operating the Facility could be materially adversely affected.

There are provisions in the Georgia SIP that raise special concerns regarding the ability of the Facility to operate on fuel oil during the May 1 to September 30 ozone-period. These provisions would require that beginning in 2003 the Facility be subject to a 30 parts per million ("ppm") NOx emissions standard during the ozone-period unless the Facility is "located at a stationary source with no natural gas." We are advised that staff of the Georgia EPD have interpreted this exception to be available only to turbines that are not connected to natural gas pipelines. Under this interpretation, the 30 ppm NOx standard would apply to the Facility during the ozone-period even when natural gas is not available.

Our contractor has guaranteed that the Facility will meet a NOx emissions standard of 30 ppm when fired on natural gas, but the guarantee for firing on fuel oil is at 42 ppm, which is the limitation in the Facility's air permit. We do not believe that the Facility can meet a 30 ppm NOx emissions standard when operating on fuel oil based on its present design and intended manner of operation. There are currently no proven capital or operating modifications that would reduce NOx emissions at the Facility to 30 ppm when operating on fuel oil.

The 30 ppm NOx emissions rule provides that by no later than May 1, 2003, the owner of an affected unit may submit actual operating performance data. The Georgia EPD director may grant modifications to the 30 ppm NOx emissions rule for affected units based on whether compliance is achievable taking into account the cost and feasibility of available control options. We intend to seek such a modification, but can provide no assurance that we will be successful.

Under the Power Purchase Agreement we cannot be required to generate energy in violation of applicable law. The FORCE MAJEURE provisions in the Power Purchase Agreement with PECO Energy Company require that in the case of FORCE MAJEURE the affected party "shall exercise due diligence to remove such inability with all reasonable dispatch." In the event that the Facility is prohibited from operating on fuel oil during the ozone-period due to the 30 ppm NOx emissions standard, we believe (but cannot provide any assurance) that we will be excused under the FORCE MAJEURE provisions of the Power Purchase Agreement from operating on fuel oil during this period. However, there can be no assurance that we will not be materially and adversely affected by the Facility's inability to operate on fuel oil during the ozone-period.

CLEAN WATER ACT. We are subject to a variety of state and federal regulations governing existing and potential water and wastewater discharges from the Facility. Generally, federal regulations promulgated pursuant to the Clean Water Act govern overall water and wastewater discharges, through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are subject to extensive review and can be modified to account for changes in regulations. In addition, the permits have re-opener clauses that can be used to modify a permit at any time. Amendments to the Clean Water Act could be adopted, which would require us to pay for additional monitoring requirements and toxicity reduction evaluations. The impact of any such amendments is not expected to significantly affect our project.

In July 2000, we received notice that two groups were considering filing a lawsuit against us and another defendant claiming violations of the Clean Air Act and local zoning requirements. These notices, one of which was sent on behalf of the Coweta County Rural Preservation Society and the other of which was sent on behalf of Coweta County, Georgia, are pursuant to a provision in the Clean Air Act requiring 60 days' written notice prior to commencement of a citizen suit with respect to certain environmental matters. The principal claims in the notices are that the regulatory bodies responsible for issuing the air permit and for re-zoning our project did not follow applicable law and procedures. The 60-day notice period has expired and no suit has been filed. If a suit were filed by the claimants, we do not expect any claims to have a material adverse effect on us.

CERCLA. Under CERCLA, the facility site could be investigated for potential environmental contamination. Investigation prior to the purchase of the facility site revealed no evidence of the release of CERCLA-listed substances nor the presence of any significant soil contamination. CERCLA requires the cleanup of sites from which there has been a release or threatened release of hazardous substances. In the Phase I Environmental Site Assessment, the facility site was found to be undeveloped with no evidence of recognized adverse environmental conditions.


                                  PERMIT STATUS

We obtained all of the construction permits required to be obtained by us to begin construction of the Facility and expect to obtain (or our contractors will obtain) all other construction permits required for timely completion of our project.


ITEM 2.      PROPERTIES

Our 101-acre facility site lies in the middle of the Southern Company transmission system, which extends from Mississippi to South Carolina and from Tennessee to Florida. In order to receive certain tax incentives, we entered into a conduit financing arrangement with the Development Authority of Heard County, Georgia (the "Authority"). The Authority owns the Facility, the facility site and certain related infrastructure facilities and easements (collectively, the "Properties"). We used the proceeds from the original bonds to purchase certain revenue bonds issued by the Authority and enter into a lease agreement with the Authority.

Under the lease agreement, the Authority leases the Properties to us and we have agreed to make rent payments sufficient to pay, when due, the principal of and interest on the revenue bonds issued by the Authority. The revenue bonds are secured by a mortgage on the Properties. We have guaranteed the payment obligations of the Authority on its revenue bonds. The revenue bonds have been issued in the same principal amount as, and bear interest at the same rate as the Bonds and are redeemable at our option. The Authority transferred the proceeds of the revenue bonds into a special construction fund, which is being used to fund construction and related costs of the Facility. Upon payment in full on the revenue bonds, the Properties will be conveyed to us.

The Facility is expected to be an electric generating plant with a stated summer rating of 936 MW. It will be located on a site near Georgia State Highway 34 in Heard County, Georgia, approximately 40 miles southwest of Atlanta. The Facility, when completed, will include six turbine-generators. Each turbine-generator contains an enclosed inlet air filter, evaporative cooler, air compressor, dual fuel combustion system, power turbine, 3,600 rpm 60 Hz generator and auxiliary systems. In each of the turbine-generators, atmospheric air and water are delivered into the turbine combustion chamber for NOx control when firing fuel oil. Fuel oil operation is limited by the air permit to 57 million gallons in any consecutive 12-month period and is expected to occur only when natural gas is not available. The turbine-generators can be fueled by either natural gas or fuel oil, and will be capable of switching fuels while operating at a reduced capacity.


ITEM 3.      LEGAL PROCEEDINGS

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Not applicable.


ITEM 6.      SELECTED FINANCIAL DATA

The following selected financial data have been taken from the audited financial statements of Tenaska Georgia Partners, L.P. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7.


                                                 YEARS ENDED
                                                 DECEMBER 31,
                                       -------------------------------
                                          2000                1999
                                       -------------------------------
STATEMENT OF OPERATIONS DATA
     Operating revenue                   $       --       $      --
     Operating expenses                          --          6,392,478
     Interest expense, net                  20,489,333       3,409,413
     Investment income                      12,567,884       2,023,092
     Net loss to partners accumulated
      during the development stage          (7,921,449)     (7,778,799)

BALANCE SHEET DATA
     Current assets                      $ 143,909,777    $244,170,316
     Total assets                          277,331,958     271,254,578
     Current liabilities                    16,093,381       3,946,876
     Long-term liabilities                 276,938,825     275,086,501
     Partners' deficit                     (15,700,248)     (7,778,799)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. We are in the development stage and have no operating revenues. On November 10, 1999, we obtained $275,000,000 of project financing from the sale of the Bonds. Our partners have committed to fund up to $35,500,000 in equity contributions. The total cost of the construction of the Facility is estimated to be approximately $310,500,000, which will be financed by the proceeds from the sale of the Bonds and the equity contributions.

The Facility is still under construction and is scheduled to be completed by June 1, 2002, with the Initial Units scheduled to be operational by June 1, 2001 and the remaining three turbine-generators scheduled to be operational by June 1, 2002. As of December 31, 2000, construction of the Facility was on schedule and within budget.

RESULTS OF OPERATIONS

The results of operations for the years ended December 31, 2000 and 1999 may not be comparable with results of operations for future periods, especially when the Facility begins operations in 2001.

For a portion of the year ended December 31, 1999, we were primarily in the start up phase without core contracts or bond financing and, as a result, costs of $6,392,478 incurred for management fees, professional and consulting fees, and other costs were expensed as start up costs. By the end of August 1999, the Power Purchase Agreement was signed. By the end of November 1999, in addition to the Power Purchase Agreement, core contracts associated with the construction and financing of the Facility had been completed and, as a result, we moved from the start up phase to the development phase. For the years ended December 31, 2000 and 1999, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $3,618,270 and $2,235,490, respectively, have been capitalized as Contract Costs.

For the years ended December 31, 2000 and 1999, total costs in the amount of $99,371,966 and $20,056,087, respectively, have been capitalized as Development Work in Progress. Included in these total costs for the years ended December 31, 2000 and 1999, is interest, capitalized as Development Work in Progress, of $5,708,237 and $219,059, respectively.

For the year ended December 31, 2000, costs in the amount of $2,768,266 have been capitalized as Gas Pipeline Costs.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility and gas pipeline is capitalized as Development Work in Progress. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the years ended December 31, 2000 and 1999, interest, net of amounts capitalized, of $20,489,333 and $3,409,413, respectively, has been expensed. For the years ended December 31, 2000 and 1999, interest in the amount of $12,567,884 and $2,023,092, respectively, has been recorded as investment income.


LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the Initial Units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the Power Purchase Agreement will be adequate to support our costs of operations.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There are currently no recent accounting pronouncements issued by the Financial Accounting Standards Board that are expected to have a material impact on our financial position or results of operations.


FORWARD-LOOKING STATEMENTS

Various statements contained in this report are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which speak as of the date hereof, can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," or "anticipates," or by the negative forms or other variations of these terms or comparable terminology, or by the discussions of strategy. Although these statements are based on assumptions that we believe are reasonable, no assurance can be given that the future results covered by these statements will be achieved. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by these statements. The most significant of these risks, uncertainties and other factors are discussed under the heading "Risk Factors" below.


RISK FACTORS
                                CONSTRUCTION RISK

WE MAY NOT BE ABLE TO COMPLETE THE CONSTRUCTION OF OUR PROJECT ON TIME FOR REASONS BEYOND OUR CONTROL OR OUR CONTRACTORS' CONTROL.

The construction and timely completion of our project may be adversely affected by factors commonly associated with any major construction effort, including:

      -     shortages of materials and labor,

      -     work stoppages,

      -     labor disputes,

      -     weather interferences,

      -     unforeseen engineering, environmental or geological problems, and

      -     unanticipated cost increases.

If any of these events occur, the construction of our project may be delayed, our project may cost us more to complete than we have currently budgeted or our project may not perform as well as we expect it to. In turn, our ability to pay amounts due on the Bonds would be impaired.


WE MAY INCUR ADDITIONAL COSTS OR A REDUCTION IN REVENUE UNDER THE POWER PURCHASE AGREEMENT IF EACH TURBINE-GENERATOR IS NOT OPERATING BY THE DATE ON WHICH OUR DELIVERY OBLIGATIONS UNDER THE POWER PURCHASE AGREEMENT BEGIN WITH RESPECT TO SUCH TURBINE-GENERATOR.

The Power Purchase Agreement obligates us to pay liquidated damages to PECO if certain delays cause any turbine-generator to become operational later than scheduled. We will not be obligated to pay liquidated damages until after twelve months of delay if the delay is by reason of a FORCE MAJEURE event under the Power Purchase Agreement against which business interruption insurance is not available or an act or omission of PECO. The aggregate amount of liquidated damages payable by the partnership to PECO for delay will not exceed (i) $8 million for each turbine-generator and (ii) $25 million in the aggregate. The present construction schedule for our project does not anticipate the payment of any liquidated damages to PECO, but there can be no assurance that this schedule will be met. If the Initial Units have not all achieved operational status by June 1, 2002, subject to adjustment to a limited extent for FORCE MAJEURE events which occur prior to June 1, 2001, PECO has the right to terminate the Power Purchase Agreement in respect of the Initial Units. If the final three turbine-generators have not all achieved operational status by June 1, 2003, subject to adjustment to a limited extent for FORCE MAJEURE events, PECO has the right to terminate the Power Purchase Agreement in respect of the final three turbine-generators.

THE LIQUIDATED DAMAGES THAT WE MAY RECEIVE UNDER THE EPC CONTRACT MAY NOT FULLY COMPENSATE US FOR OUR LOSSES IF THERE IS A DELAY IN CONSTRUCTION OR IF THE COMPLETED FACILITY DOES NOT SATISFY ITS PERFORMANCE REQUIREMENTS.

We are entitled to receive liquidated damages from the EPC Contractor upon the occurrence of certain delays. We are not entitled to receive these liquidated damages if the delay is caused by a FORCE MAJEURE event under the EPC Contract or certain acts or omissions by us, including the exercise by us of certain of our rights under or with respect to the Turbine Contract. If one or more turbine-generators do not achieve operational status by their scheduled dates under the EPC Contract, the EPC Contractor could be obligated to pay us liquidated damages at the rates determined under the EPC Contract. If and to the extent that a delay is caused by an unexcused failure by General Electric to perform under the Turbine Contract, the liquidated damages payable by the EPC Contractor under the EPC Contract may be in a lower amount. The total amount of these liquidated damages payable because of delay in achieving operational status, in the aggregate for all turbine-generators, is 22.5% of the guaranteed lump sum of $229,064,832 payable to the EPC Contractor for its performance under the EPC Contract. We are also entitled to receive performance liquidated damages of up to 22.5% of the $229,064,832 in the aggregate for all turbine-generators from the EPC Contractor if one or more turbine-generators cannot satisfy tests that measure their net power output and net heat rate, among other things, against the guaranteed standards included in the EPC Contract. The EPC Contract limits the aggregate amount of delay and performance liquidated damages for all turbine-generators to 30% of the $229,064,832. Certain liquidated damages are offset by any net revenue received by us from a turbine-generator's operation prior to entering commercial operation. There can be no assurance that any liquidated damage payments would be sufficient to pay for any increased costs to pay interest during construction on the Bonds, to replace lost revenues or to pay liquidated damages to PECO if the completion of our project is delayed or if our project does not operate as designed. Further, if the EPC Contractor is required to pay liquidated damages as discussed above, there can be no assurance that the EPC Contractor, its guarantor or the provider of the EPC Contractor's payment and performance bond will have the financial resources available to do so.


THE AMOUNT THAT WE HAVE BUDGETED TO COVER INCREASED COSTS, THE AMOUNT OF OUR INSURANCE COVERAGE AND OUR OTHER RESOURCES MAY BE INSUFFICIENT TO COVER UNANTICIPATED COST OVERRUNS OR DELAYS IN ACHIEVING COMMERCIAL OPERATION.

We have included a contingency of approximately $12 million in our construction budget to cover FORCE MAJEURE and other events that may give rise to delays or cost overruns. As of December 31, 2000, we have incurred scope changes and minor cost overruns netting approximately $1.5 million of increased costs. There can be no assurance, however, that the amount of the contingency and the proceeds of any delayed opening insurance will be sufficient to pay for increased costs to pay interest during construction on the Bonds, or to replace lost revenues or to pay liquidated damages to PECO resulting from any such events. In particular, we are required to pay principal and interest due on the Bonds without regard to any FORCE MAJEURE events under the EPC Contract. There can be no assurance that the schedule for completion of the turbine-generators will be met.

The Facility is currently scheduled to be completed by June 1, 2002, with the Initial Units scheduled to be operational by June 1, 2001. While we anticipate receiving revenues from operation of the Initial Units, and have included the amount of these anticipated revenues among our sources for payment of costs of our project, including interest on our outstanding Bonds, until the anticipated date of commercial operation of the entire project, we cannot assure you that any or all of the turbine-generators will be successfully and timely constructed, or that the amount of revenues that we will receive from operation will be as projected. If the revenues are less than we have projected, we would be required to use contingency funds and the proceeds of any delayed opening insurance, if available, and there is no assurance that the amount of these contingency funds and insurance proceeds would be sufficient to make up the shortfall.

Prior to all turbine-generators becoming operational, the only sources available to us to make payment on the Bonds are the following:

      - a portion of net proceeds from the issuance of the revenue bonds issued by the Development Authority of Heard County which were purchased with the proceeds of the Bonds,

      -     any investment earnings on these proceeds,

      -     revenues, if any, from the operation of the Initial Units,

      -     budgeted contingency funds,

      -     insurance proceeds, if any, and

      - certain liquidated damages, if any such damages become payable under the EPC Contract.

On the date of issuance of the Bonds, the construction interest account created under the Indenture was funded with $37,499,000. This amount, together with interest anticipated to be earned thereon and on invested construction fund proceeds and $15,258,000 of the amounts anticipated to be derived from our operating revenues from the Initial Units, is expected to be sufficient to pay the interest on the Bonds through May 31, 2002. If the date of commercial operation of the Initial Units were delayed, or if by reason of operational problems or otherwise the revenues from these turbine-generators were less than projected, these sources might not be sufficient to pay amounts due on the Bonds through May 31, 2002. While the construction budget includes a contingency amount, and while under certain circumstances there may be liquidated damages or insurance proceeds available to fund this shortfall, there is no assurance that these amounts would be available or sufficient to permit the partnership to pay amounts due on the Bonds. Moreover, the achievement of operational status of the Initial Units does not guarantee that the final three turbine-generators will achieve operational status on time, if at all. Until the final three turbine-generators are operational, payment of interest on the Bonds will remain dependent on the funds available from the sources listed above. See "Construction Risk" above.


                DEPENDENCE ON OTHER THIRD PARTIES; CONTRACT RISKS

WE DEPEND ON ONE ENTITY TO PURCHASE ALL OF THE OPERATING OUTPUT OF THE FACILITY.

Payments by PECO under the Power Purchase Agreement represent our sole source of revenue. Accordingly, our ability to pay amounts due on the Bonds will be significantly impaired if PECO stops making payments under the Power Purchase Agreement for any reason.

PECO is our sole customer, the sole recipient of the capacity and energy output of the Facility and the sole provider of natural gas and fuel oil necessary to operate the Facility. The viability of our project is subject to the continued creditworthiness of PECO and its continued performance under the Power Purchase Agreement. Payments made by PECO will provide us with all of our revenues during the term of the Power Purchase Agreement. If PECO were to cease fulfilling its obligations under the Power Purchase Agreement, it is uncertain whether we would be able to find another purchaser of the Facility's output or supplier of the Facility's natural gas and fuel oil requirements. If another purchaser were found, we cannot assure you that the price paid by that purchaser and the cost of alternate fuel arrangements, if required, would enable us to pay amounts due on the Bonds. Because the Facility is designed to operate as a peaking facility, we will have higher total fuel costs than combined cycle plants against which we may be competing in the event that the Power Purchase Agreement is terminated and the Facility operates as a merchant plant or otherwise. If PECO failed to make capacity, energy and the other payments required under the Power Purchase Agreement, PECO would be in default of the Power Purchase Agreement and our revenues would be adversely affected. In turn, our ability to pay amounts due on the Bonds would also be adversely affected.

The ability of PECO to meet its obligations under the Power Purchase Agreement will be dependent on PECO's financial condition generally. In the event that PECO sells or otherwise transfers its power marketing business, PECO may assign the Power Purchase Agreement without our consent to the buyer or transferee of that business if (i) the buyer or transferee has a senior unsecured public debt rating by Moody's or S&P that is not lower than PECO's comparable unsecured senior debt rating at the time of that transfer and (ii) we receive confirmation of the rating of that buyer or transferee after giving effect to that buyer's or transferee's assumption of the Power Purchase Agreement.


WE DEPEND UPON GEORGIA POWER FOR ELECTRIC INTERCONNECTION SERVICE.

We are relying on Georgia Power to interconnect the Facility to the Georgia Integrated Transmission System, and Georgia Power in turn is relying on its rights under its bilateral contract with Georgia Transmission Corporation ("Georgia Transmission") in order to perform this service. This contract terminates at the election of either party in 2012 or earlier upon the dissolution, liquidation or bankruptcy of either party. If Georgia Power's participation in the Georgia Integrated Transmission System should terminate during the life of our project, we would attempt, if necessary, to negotiate terms with Georgia Transmission under which the Facility would remain interconnected with Georgia Transmission's transmission system. If Georgia Power fails to timely perform its obligations under the Georgia Power Interconnection Agreement, either because of disputes or defaults under this contract or otherwise, this could delay or impair the commercial operation of the Facility. Such a delay or impairment would result in an increase in costs and a loss of revenue, which could impair our ability to pay amounts due on the Bonds.

WE DEPEND ON A NUMBER OF OTHER ENTITIES TO CONSTRUCT, OPERATE AND MAINTAIN OUR PROJECT.

We are highly dependent on many entities to, among other things:

      - provide goods and services necessary for the Facility to generate such capacity and electric energy; and

      -     construct, operate and maintain our project.

If any entity upon whom we depend for the construction and operation of our project were to breach its obligations to us, our ability to construct and operate our project or to sell capacity and electric energy would be impaired. This, in turn, could adversely affect our ability to pay amounts due on the Bonds. The other parties to our project documents have the right to terminate or withhold payment or performance under these documents upon the occurrence of certain events specified therein. In addition, if a party to a project document were declared bankrupt or insolvent, this could impair that party's ability to fulfill its obligations to us. This could adversely affect our ability to pay amounts due on the Bonds.


                                 OPERATING RISK

THE OPERATION OF OUR PROJECT INVOLVES MANY RISKS--OPERATING RISK, AVAILABILITY RISK, TECHNOLOGY RISK AND THE RISK OF EVENTS BEYOND OUR CONTROL.

The operation of power generation facilities like our project involves many risks, including:

      - the possibility of performing below expected levels of output or efficiency,

      - power shutdowns due to the breakdown or failure of equipment or processes,

      -     labor disputes,

      -     under-performance during facility testing,

      -     failure to operate the Facility optimally and reliably, and

      - catastrophic events such as fires, earthquakes, lightning, explosions, floods or other similar occurrences affecting our project.

The failure of any one of the six turbine-generators could significantly reduce revenues generated by the Facility. This failure could also significantly increase the operating expenses of the Facility. This, in turn, would impair our ability to pay amounts due on the Bonds. If we are unable to meet our availability and efficiency targets to PECO, we will be required to pay penalties, which will reduce our revenues, and could impact the amounts available to pay amounts due on the Bonds. Under the formulas for availability in the Power Purchase Agreement, higher rates for dispatch could make it more difficult for the partnership to achieve its availability targets. In the summer months in particular, the availability target for the Facility is high, and if we failed to meet it we would be required to pay penalties in significant amounts which could impact our ability to pay amounts due on the Bonds.


THE INSURANCE WE HAVE OBTAINED MAY BE INADEQUATE.

Although we maintain insurance consistent with industry standards to protect against certain operating risks and other risks, not all risks are insured or insurable. There can be no assurance that this insurance coverage will be available in the future on commercially reasonable terms or at commercially reasonable rates. If certain operating risks occur, or, if there is a total or partial loss of our project, there can be no assurance that the proceeds of the applicable insurance policies will be adequate to cover our lost revenues or increased expenses.


                                REGULATORY RISKS

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL REGULATIONS AND PERMITTING REQUIREMENTS AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THESE REGULATIONS OR REQUIREMENTS.

There are many federal, state and local laws pertaining to power generation designed to protect human health and the environment or to serve other aspects of public policy. These laws impose numerous requirements on the construction, ownership and operation of our project. If we fail to comply with these requirements, we could be prevented from completing or operating our project. Moreover, modifications to the Facility to comply with these requirements could involve a material expenditure of funds or an incurrence of additional indebtedness to bring our project into compliance. Our business could also be materially adversely affected by changes in existing law or the interpretation of those laws. These changes can impose more restrictive requirements on our project in a way that could cause us to be unable to pay amounts due on the Bonds. Among these laws is the federal Clean Air Act, which requires the State of Georgia and the federal government to take regulatory actions that may affect our business. In addition, as described under "Environmental Regulation" in Item 1, the EPA has issued rules affecting our ability to comply with NOx emissions standards while operating on fuel oil during an ozone-period. There can be no assurance that we will or can satisfy all requirements that may result from actions taken in response to these requirements.

Certain substances are regulated by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). If any of these regulated substances were discovered in the soil or groundwater of the facility site, we could be responsible for the investigation and removal of these substances regardless of the source of these hazardous substances.


WE CANNOT ASSURE YOU THAT ALL PERMITS AND APPROVALS WILL BE OBTAINED WHEN
NEEDED.

We are responsible for obtaining and maintaining various permits and other regulatory approvals required for the operation of our project. Most material permits and other regulatory approvals currently required to construct our project have been obtained and we expect to obtain all the material permits in connection with the operation of any turbine-generator prior to the turbine-generator reaching operational status, except where a later time is prescribed by law. However, there can be no assurance that all these permits and approvals will be obtained prior to the date they are needed. Any delay or failure to obtain these permits and approvals could delay construction or operation of our project or result in additional costs. The renewal, extension or obtaining of permits and approvals for our project are subject to contest or appeal under federal or state law. Our failure to comply with these permits and approvals, or delay in obtaining or maintaining in full force and effect any such permits and approvals, could prevent or impair our ability to pay amounts due on the Bonds. See "Permit Status" contained in Part I, Item 1.


                                 FINANCING RISKS

IF WE DEFAULT ON THE BONDS, YOUR RIGHT TO PAYMENT, OR RECOURSE, WILL BE LIMITED TO THE ASSETS AND CASH FLOWS OF THE FACILITY.

We are solely responsible for paying amounts due on the Bonds. We were formed for the sole purpose of designing, financing, constructing, procuring, owning, leasing and operating our project. We conduct no other business and own no other significant assets except our interests in our project, our project documents and other assets related to the leasing or operation of our project. Other than the equity contribution of up to $35.5 million, our partners and their affiliates have no obligation to contribute additional equity to us.

Our ability to pay amounts due on the Bonds will be entirely dependent on our ability to construct our project and to perform under the Power Purchase Agreement at levels which provide sufficient revenues, after the payment of our operations and maintenance costs and repayments under any working capital facility, to pay amounts due on the Bonds and our other debt when due. The Bonds and permitted senior debt will be paid out of the same funds without any precedence over each other. However, payments in respect of the principal amount of reimbursement obligations under the debt service reserve letter of credit and the power purchase agreement letter of credit, prior to a trigger event or the conversion of these obligations into debt service reserve term loans, debt service reserve bonds or power purchase agreement term loans, will be made in a lower order of priority than payments of principal of the Bonds and other senior debt. The Bonds and permitted senior debt is entitled to the benefit of the liens on the collateral securing their repayment. Operating and maintenance expenses of the Facility and repayments under any working capital facility are generally payable before debt service with respect to the Bonds.

The Bonds and our other senior debt are secured only by (1) our rights in our project, (2) a lien on the partnership interests in the partnership and (3) the revenue bonds issued by the Authority and the related lien on our project assets owned by the Authority and securing its revenue bonds. In certain circumstances, the ability of the collateral agent to foreclose on the collateral upon the occurrence of a trigger event or otherwise under the financing documents will be subject to perfection and priority issues and to practical problems associated with realization of the security interest. These types of issues and problems are associated with, among other things, the effect a bankruptcy of the partnership would have on the rights and remedies of its creditors (including the collateral agent), the possible unenforceability of any assignment of rents prior to taking possession of the mortgaged property, of allowing the conducting of more than one sale of the project's real property or of waivers or advance consents that have the effect of marshalling of assets and the possible lack of assignability of licenses, permits and the like, as well as general principles of equity governing the availability of certain remedies and waivers. As a general matter, all of the project's collateral could be affected by these issues and problems.

We cannot assure you that, if we default on the payments due on the Bonds and you foreclose on and sell our project, you will receive sufficient proceeds to pay all amounts that we owe you on the Bonds. In addition, there are certain assets comprising our project, such as permits, that you may not be able to effectively foreclose upon without the consent of a third party, such as a governmental authority. We cannot assure you that if you try to foreclose on our assets, you will get all of the third party approvals necessary to operate our project.


WE MAY INCUR ADDITIONAL DEBT, OR BE REQUIRED TO MAKE PAYMENTS TO REIMBURSE DRAWS UNDER LETTERS OF CREDIT, THAT COULD ADVERSELY AFFECT YOU.

We are permitted to incur additional indebtedness under the common agreement, including additional series of bonds, to pay for certain capital improvements and expansions of the Facility and for other purposes. Certain types of this permitted indebtedness may rank equally in payment with the Bonds and could result in lower debt service coverage ratios and cash available to pay amounts due on the Bonds. In addition, this indebtedness would share in the collateral that secures the Bonds. This may reduce the benefits of the collateral to you and your ability to control certain actions taken with respect to the collateral.

We have arranged for a debt service reserve letter of credit to fund the debt service reserve account. In addition, in order to secure our obligations under the Power Purchase Agreement, we have provided the power purchase agreement letter of credit to PECO. If either letter of credit is drawn upon, we will be required to reimburse the banks that provided it. The payment of interest in respect of drawings on both the power purchase agreement letter of credit and the debt service reserve letter of credit will be made at the same level of priority as payments of interest in respect of the Bonds. In certain circumstances, payments of the principal amount of drawings under the debt service reserve letter of credit and the power purchase agreement letter of credit will be made at the same level of priority as payments on the principal amount of the Bonds. There can be no assurance that the revenues of our project or otherwise would be sufficient to cover these increases in debt service payments. The banks providing the debt service reserve letter of credit and the power purchase agreement letter of credit are secured on an equal basis with the Bonds by a lien on and security interest in the collateral.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements filed as part of this report are attached to this Annual Report on Form 10-K following the Signature Page and reference is made thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF THE PARTNERSHIP

We are a Delaware limited partnership. Under our partnership agreement (the "Partnership Agreement"), Tenaska Georgia, Inc. ("TGI"), as managing general partner, has the exclusive power and authority to direct and manage our affairs and is responsible for our day-to-day management, which includes administration of our project. Diamond Georgia, LLC is a general partner and Tenaska Georgia I, L.P. is the limited partner under the Partnership Agreement.

Certain actions by the partnership may be taken with a simple majority of the general partners, based on their respective ownership interests. Examples of these types of actions include:

      -     approving budgets, and

      -     entering into, amending or terminating material project contracts.

Dissolution of the partnership requires unanimous approval of the general partners, based on their respective ownership interests. Removal of the managing general partner requires unanimous approval of all partners, excluding the vote of the managing general partner to be removed. Also, mergers, reorganizations and the incurrence of debt require unanimous approval of the general partners.


MANAGEMENT OF TENASKA GEORGIA, INC.


The following are officers of TGI:

HOWARD L. HAWKS, Chairman and Chief Executive Officer of Tenaska, Inc., has served as Chairman, CEO and President of TGI since its formation in 1998. Prior to forming Tenaska, Inc. in 1987, Mr. Hawks served in various management positions at Enron Corp., formerly known as InterNorth Inc., for 21 years. He served as president of three of its subsidiary groups, Northern Natural Resources and Enron Development, Northern Liquid Fuels Group, and Northern Plains Natural Gas Company. Mr. Hawks also serves on the board of the North American Electric Reliability Council (NERC). He is a graduate of the University of Nebraska, where he earned a Bachelor of Science degree in accounting and a Master of Business Administration degree.

THOMAS E. HENDRICKS, Vice President of Business Development of Tenaska, Inc., has served as Vice President of TGI since its formation. Prior to co-founding Tenaska, Inc., Mr. Hendricks was an executive with Enron Corp. and the Nebraska Public Power District. He served as general manager of Northern Natural Resources and Enron Development, a subsidiary of Enron Corp. Mr. Hendricks also serves on the Board of Trustees of the Western Systems Coordinating Council. He graduated from the University of Nebraska-Lincoln with a Bachelor of Science degree in chemical engineering.

RONALD N. QUINN, Vice President, Chief Financial Officer and Secretary of Tenaska, Inc., is Vice President, CFO and Secretary of TGI. Prior to joining Tenaska, Inc. in 1988, Mr. Quinn was employed by a subsidiary of American Express Company as Vice President of Business Development and held various executive positions at Enron Corp. for 15 years and at Norwest Bank. Mr. Quinn earned a Bachelor of Science degree in business administration and a Master of Business Administration degree from Creighton University.

MICHAEL F. LAWLER, Vice President of Finance and Treasurer of Tenaska, Inc., is Vice President and Treasurer of TGI. Prior to joining Tenaska, Inc. in 1991, Mr. Lawler held positions as Senior Vice President, Finance/Information Systems of Mercy Midlands; Owner and President of Missouri Valley Natural Gas; Assistant Treasurer for InterNorth Inc., and as Controller for Northern Propane Gas. Mr. Lawler earned a Bachelor of Science degree in business administration from Creighton University and a Master of Business Administration degree from the University of Iowa.

LARRY V. PEARSON, Vice President of Fuel Supply and Transportation for Tenaska, Inc., serves as Vice President for TGI. Prior to joining Tenaska, Inc. in 1988, Mr. Pearson was an executive at Enron Corp. for 15 years, where he held various positions, including Senior Vice President, Enron Gas Supply; Vice President, Gas Supply, Northern Natural Gas Company; and Vice President, Regulatory Affairs, Northern Natural Gas Company. Mr. Pearson earned a Bachelor of Science degree in mechanical engineering from the South Dakota School of Mines and Technology and a Master of Business Administration degree from Creighton University.

MICHAEL C. LEBENS, Vice President of Engineering for Tenaska, Inc., serves as Vice President of TGI. Before joining Tenaska, Inc. in 1987, Mr. Lebens was Director of Engineering for Enron Cogeneration Co. and Northern Natural Resources, subsidiaries of Enron Corp. Mr. Lebens has also held positions at Gibbs & Hill where he was Senior Mechanical Engineer and at Burns & McDonnell, where he was responsible for mechanical design, specifications and engineering estimates. Mr. Lebens earned his Bachelor of Science degree and a Master of Science degree in mechanical engineering from the University of Nebraska-Lincoln.


ITEM 11.    EXECUTIVE COMPENSATION

Not Applicable.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the partners and their respective ownership interests and their percentage share of net income or loss in the limited partnership:


                                                                       Percentage Interest
                                       Percentage Interest (For       (For Allocation of Net
         Partner                     Equity Contribution Purposes)        Income or Loss)
--------------------------------     -----------------------------    ----------------------

Diamond Georgia, LLC (General)                     .30%                       .30%
Tenaska Georgia, Inc. (General)                    .70                        .70
Tenaska Georgia I, L.P. (Limited)                99.00                      99.00
                                                ------                     ------
                                                100.00%                    100.00%
                                                ======                     =======


Tenaska Georgia, Inc. ("TGI"), our managing general partner, is a wholly owned subsidiary of Tenaska Energy, Inc., which is owned by individual shareholders. TGI is also the managing general partner of Tenaska Georgia I, L.P. ("TGILP") and owns a 1% general partner interest in TGILP. Diamond Georgia, LLC ("Diamond Georgia") is an indirect wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"). On April 20, 2000, Diamond Georgia acquired a 0.30% interest from TGI's original 1% ownership interest in the partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30% in TGILP, through subsidiaries of its U.S. affiliate, Diamond Generating Corporation. These acquisitions were effective January 1, 2000. The remaining 69% of TGILP consists of limited partner interests owned by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, which are owned by individual shareholders and members.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TENASKA OPERATIONS, INC.

Certain operation and maintenance services for our project are provided by Tenaska Operations, Inc. (the "Operator"), which is a wholly owned subsidiary of Tenaska, Inc. The Operator will provide services for the start-up, commissioning, operation and maintenance of the Facility. Pursuant to the O&M Agreement, we will pay the Operator for approved expenses. The Operator will receive a fixed fee and may receive an incentive fee or an availability bonus or may pay us an availability penalty on an annual basis based upon performance. For further discussion of the O&M Agreement, see "Operations and Maintenance Agreement" within Part I, Item 1.

LAND ARRANGEMENTS

Tenaska, Inc. has (a) sold to us by limited warranty deed its interest in 101.29 acres of land located in Heard County, Georgia for a price of $602,529, (b) leased 13.13 acres of land to us on a triple net basis for use as a material and equipment laydown area, at a base rental rate of $1,094 per month and for a term expiring on December 31, 2002, (c) granted us a perpetual non-exclusive easement over an easement area of up to eighty feet in width for utilities and access over Tenaska, Inc.'s property and through the Georgia Transmission property, for purposes of providing access to George Brown Road, in consideration for the payment of $2,500 per acre of easement area, and (d) granted us a publicly recorded option to acquire up to 8 acres of Tenaska, Inc.'s land for use by us or our successors or assigns as an electric substation site for a purchase price of $6,500 per acre, with an option exercise and closing period expiring December 31, 2001.

Following the transfer of Tenaska, Inc.'s interest in the 101.29 acres of land, we granted Tenaska, Inc. a perpetual non-exclusive gas pipeline easement and temporary construction easement across the same property in consideration for the payment of $2,500 per acre of easement area. Thereafter, we transferred our interest in the same 101.29 acres of land, and certain related easements, to the Authority.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)    Financial Statements

      The following financial statements filed as part of this report are attached to this Annual Report on Form 10-K following the Signature Page and reference is made thereto:

         TENASKA GEORGIA PARTNERS, L.P.

         Report of Independent Public Accountants

         Financial Statements:
           Balance Sheets--December 31, 2000 and 1999
           Statements of Operations for the Years Ended December 31, 2000
            and 1999
           Statements of Partners' Deficit for the Years Ended December 31,
            2000 and 1999
           Statements of Cash Flows for the Years Ended December 31, 2000
            and 1999
           Notes to Financial Statements--December 31, 2000 and 1999

    (2)     Financial Statement Schedules

      All schedules are omitted since the information is either not applicable or not required or because such information is included in the financial statements and notes thereto included in this Annual Report on Form 10-K.

    (3)     Exhibits

      Exhibit
      NUMBER                                    DESCRIPTION

         3.1* Amended and Restated Partnership Agreement of Tenaska Georgia Partners, L.P., dated as of October 29, 1999, between Tenaska Georgia, Inc. and Tenaska Georgia I, L.P.

         4.1* Indenture of Trust, dated as of November 1, 1999, among the partnership, the Trustee and the Depositary Bank.

         4.2* Collateral Agency and Intercreditor Agreement, dated as of November 1, 1999, among the partnership, the Trustee, the Development Authority Trustee, the Collateral Agent, the Debt Service Reserve Letter of Credit Provider, the Power Purchase Agreement Letter of Credit Provider and the Depositary Bank.

         4.3* Form of bonds, dated November 10, 1999, evidencing 9.50% Senior Secured Bonds of the partnership due 2030 in the principal amount of $275,000,000.

         4.4* Assignment and Security Agreement, dated as of November 1, 1999, between the partnership and the Collateral Agent.

         4.5* General Partner Pledge and Security Agreement, dated as of November 1, 1999, between Tenaska Georgia, Inc. and the Collateral Agent.

         4.6* Limited Partner Pledge and Security Agreement, dated as of November 1, 1999, between Tenaska Georgia I, L.P. and the Collateral Agent.

         4.7* Exchange and Registration Rights Agreement, dated as of November 10, 1999, between the partnership and the initial purchasers of the old bonds.

         4.8* Leasehold Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement dated as of November 10, 1999 by the partnership to the Collateral Agent.

         4.9* Consent and Agreement, dated as of November 10, 1999, among the Power Purchaser, the Collateral Agent and the partnership.

         4.10* Consent and Agreement, dated as of November 10, 1999, among the Georgia Power Company, the Collateral Agent and the partnership.

         4.11* Consent and Agreement, dated as of November 10, 1999, among the Zachry Construction Corporation, the Collateral Agent and the partnership (with respect to the EPC Contract).

         4.12* Consent and Agreement, dated as of November 10, 1999, among H.B. Zachry Company, the Collateral Agent and the partnership.

         4.13* Consent and Agreement, dated as of November 10, 1999, among Tenaska Operations, Inc., the Collateral Agent and the partnership (with respect to the Operations & Maintenance Agreement).

         4.14* Consent and Agreement, dated as of November 10, 1999, among Heard County Water Authority, the Collateral Agent and the partnership.

         4.15* Consent and Agreement, dated as of November 10, 1999, among Transcontinental Gas Pipe Line Corporation, the Collateral Agent and the partnership.

         4.16* Consent and Agreement, dated as of November 10, 1999, among General Electric Company, the Collateral Agent and the partnership.

         4.17* Consent to Assignment, dated as of November 10, 1999, among Willbros Engineers, Inc., the Collateral Agent and the partnership.

         4.18* Consent to Assignment, dated as of November 10, 1999, among Willbros Group, Inc., the Collateral Agent and the partnership.

         4.19* Indenture of Trust, dated as of November 1, 1999, between The Development Authority of Heard County, Georgia ("DAHC") and The Chase Manhattan Bank, as Trustee.

         4.20* Development Authority Bonds, dated November 10, 1999, evidencing $275,000,000 Taxable Industrial Development Revenue Bonds, Series 1999, issued by the Development Authority under the Development Authority Indenture.

         4.21* Lease Agreement, dated as of November 1, 1999, between the partnership and The Development Authority of Heard County, Georgia.

         4.22* Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases, dated as of November 1, 1999 by DAHC in favor of the DAHC Trustee.

         4.23* Guaranty Agreement, dated as of November 1, 1999, between the partnership and the DAHC Trustee for DAHC Bonds.

         4.24* Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of November 10, 1999, among the partnership, the DSR LOC Provider and the Banks named therein.

         4.25* Equity Contribution Agreement, dated as of November 1, 1999, among the partnership, the Contributing Partners and the Collateral Agent.

         4.26* Agreement as to Certain Undertakings, Common Representations, Warranties, Covenants and Other Terms, dated as of November 1, 1999, among the partnership, the Trustee, the DSR LOC Agent, the Power Purchase Agreement LOC Agent and the Collateral Agent.

         4.27*    Power Purchase Agreement Letter of Credit.

         4.28*    Tenaska Georgia I, L.P. Letter of Credit.

         4.29*    Tenaska Georgia, Inc. Letter of Credit.

         10.1* H.B. Zachry Company Guaranty of Obligation dated as of October 22, 1999 made by H.B. Zachry Company in favor of the partnership.

         10.2*    EPC Contractor Performance Bond and Payment Bond.

         10.3*+ Power Purchase Agreement, dated August 24, 1999, between the partnership and the Power Purchaser.

         10.4*+ Engineering, Procurement and Construction Agreement, dated as of September 15, 1999 (the "EPC Contract"), as amended, between the partnership (as assignee of Tenaska Georgia I, L.P.) and the EPC Contractor.

         10.4.1* First Amendment, dated as of October 8, 1999, to the Engineering, Procurement and Construction Agreement between the partnership (as assignee of Tenaska Georgia I, L.P.) and the EPC Contractor.

         10.4.2* Option 5 - Substation Switchyard, exercised by the partnership on October 20, 1999.

         10.4.3* Agreement for Assignment and Assumption of EPC Contract to the partnership, dated November 10, 1999, between Tenaska Georgia I, L.P. and the partnership.

         10.5* Guaranty of Obligation, dated as of September 23, 1999, between Willbros Group, Inc. and the partnership.

         10.6* Operations and Maintenance Agreement, dated as of September 10, 1999, as amended, between the partnership and Tenaska Operations, Inc.

         10.6.1* Amendment, dated as of October 26, 1999, to the Operations and Maintenance Agreement, between the partnership and Tenaska Operations, Inc.

         10.6.2* Second Amendment, dated as of November 4, 1999, to the Operations and Maintenance Agreement, between the partnership and Tenaska Operations, Inc.

         10.7* Interconnection Agreement, dated as of October 19, 1999, between the partnership and Georgia Power Company.

         10.8*+ Fixed Price Engineering, Procurement and Construction Services Agreement, dated September 23, 1999, between the partnership and Willbros Engineers, Inc.

         10.9* Interconnect, Reimbursement and Operating Agreement, dated as of August 18, 1999, between the partnership and the Transcontinental Gas Pipe Line Corporation.

         10.10* Water Purchase Agreement, dated February 25, 1999, between the partnership and the Heard County Water Authority.

         10.11*+ Contract for Purchase, dated as of August 27, 1999, between General Electric and the partnership, as assignee of Tenaska Georgia I, L.P.

         10.11.1* Agreement for Assignment and Assumption of Turbine Contract to the partnership, dated as of November 10, 1999, between Tenaska Georgia I, L.P. and the partnership.

         10.11.2* Agreement for Assignment and Assumption of Turbine Contract to the partnership, dated as of November 10, 1999, between Zachry Construction Corporation and the partnership.

         10.12* Ground Lease, dated as of November 10, 1999 between the partnership and Tenaska Georgia, Inc.

         10.13* Short Form Ground Lease Agreement, dated November 10, 1999 between the partnership and Tenaska Georgia, Inc.

         10.14* Access and Utility Easement Agreement, dated November 10, 1999 between the partnership and Tenaska Georgia, Inc.

         10.15* Electric Substation Site Option Agreement, dated November 10, 1999 between the partnership and Tenaska Georgia, Inc.

         10.16* Natural Gas Pipeline Right-of-Way, dated November 2, 1999 between the partnership and Great Northern Nekoosa Corporation.

         10.17* Perpetual Right-of-Way and Easement Agreement, dated November 1, 1999 between the partnership and Charles Goodson.

         10.18* Perpetual Right-of-Way and Easement Agreement, dated November 1, 1999 between the partnership and Tenaska Georgia, Inc.

         10.19* Construction Easement Agreement, dated October 8, 1999 between the partnership and Inland Paperboard and Packaging, Inc.

         10.20* Easement Agreement, dated November 2, 1999 among the partnership, Susan Lynn Payne a and Robert Charles Payne.

         10.21* Non-Interference and Cross Indemnity Agreement, dated as of November 10, 1999 between Tenaska Georgia, Inc. and the partnership.

         10.22* Power Purchase Agreement Letter of Credit and the Reimbursement Agreement, dated as of November 10, 1999, among the partnership, the Power Purchase Agreement LOC Provider and the Banks named therein.

         10.23* Agreement Regarding Ad Valorem Taxation, dated as of July 30, 1999, among the partnership, the Board of Commissioners of Heard County, and the Board of Tax Assessors of Heard County.

         10.24*+ Long Term Parts & Long Term Service Contract, dated June 24, 1999, between General Electric International, Inc. and the partnership, as assignee of Tenaska, Inc.

         10.24.1* Agreement for Assignment and Assumption of LTSA to Tenaska
                  Georgia I, dated November 10, 1999, between Tenaska, Inc. and Tenaska Georgia I, L.P.

         10.24.2* Agreement for Assignment and Assumption of LTSA to Tenaska
                  Georgia, dated November10, 1999, between Tenaska Georgia I, L.P. and the partnership.

         24.1 Power-of-Attorney (contained on the Signature Page in this Annual Report on Form 10-K).

         99.1 Portions of the Registrant's Prospectus filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 (attached to this Annual Report on Form 10-K following the Financial Statements).


 -------------------------------------------------------------------------------

         * Incorporated herein by reference to similarly numbered exhibits to the Registration Statement on Form S-4 of Tenaska Georgia Partners, L.P. (Reg. No. 333-96239), filed with the Securities and Exchange Commission.

         + The Registrant has been granted confidential treatment under the Securities Act of 1933 for certain information identified in this Exhibit.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska on the 30th day of March, 2001.

                              TENASKA GEORGIA PARTNERS, L.P.
                              a Delaware limited partnership

                              By: TENASKA GEORGIA, INC.
                              a Delaware corporation, as General Partner of Tenaska Georgia Partners, L.P.


                              By: /s/ MICHAEL F. LAWLER
                                  --------------------------------------
                                  Michael F. Lawler
                                  Vice President of Finance and Treasurer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael F. Lawler and Jerry K. Crouse, or either of them, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----



s/ HOWARD L. HAWKS           Director, Tenaska Georgia, Inc.    March 30, 2001
-------------------------
Howard L. Hawks



/s/ THOMAS E. HENDRICKS      Director, Tenaska Georgia, Inc.    March 30, 2001
-------------------------
Thomas E. Hendricks



/s/ RONALD N. QUINN          Director, Tenaska Georgia, Inc.    March 30, 2001
-------------------------
Ronald N. Quinn



/S/ JOHN T. REED             Director, Tenaska Georgia, Inc.    March 30, 2001
-------------------------
John T. Reed

                                       F-1
                         TENASKA GEORGIA PARTNERS, L.P.
                            FINANCIAL STATEMENT INDEX


                                                                                    PAGE
                                                                                    ----

Report of Independent Public Accountants                                             F-2

Balance Sheets--December 31, 2000 and 1999                                           F-3

Statements of Operations for the Years Ended December 31, 2000 and 1999              F-4

Statements of Partners' Deficit for the Years Ended December 31, 2000 and 1999       F-5

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999              F-6

Notes to Financial Statements--December 31, 2000 and 1999                            F-7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Tenaska Georgia Partners, L.P.:

We have audited the accompanying balance sheets of Tenaska Georgia Partners, L.P. (a Delaware limited partnership in the development stage) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended and for the period from inception (April 16, 1998) to December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenaska Georgia Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from inception to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                ARTHUR ANDERSEN LLP


Omaha, Nebraska
February 16, 2001

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

Balance Sheets--December 31, 2000 and 1999


                                                 2000                  1999
                                            -------------         ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $  48,524,392        $  40,225,109

   Short-term investments                      69,999,618          163,621,403

   Restricted cash and short-term              20,850,132           37,516,471
    investments
   Interest receivable                          1,380,857            1,780,090

   Prepaid insurance                              721,576            1,027,243

   Inventory                                    2,433,202                 --
                                            -------------        -------------

         Total current assets                 143,909,777          244,170,316
                                            -------------        -------------

DEVELOPMENT WORK IN PROGRESS                  119,428,053           20,056,087
                                            -------------        -------------


PLANT AND EQUIPMENT, at cost:
   Land                                           602,529              602,529

   Other                                           49,110                 --
                                            -------------        -------------
         Total plant and equipment                651,639              602,529
                                            -------------        -------------


OTHER ASSETS:
   Contract costs                               5,853,760            2,235,490

   Gas pipeline costs                           2,768,266                 --

   Deferred finance charges                     4,720,463            4,190,156
                                            -------------        -------------

         Total other assets                    13,342,489            6,425,646
                                            -------------        -------------
         Total assets                       $ 277,331,958        $ 271,254,578
                                            =============        =============


LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                         $   5,111,626        $     264,706

   Payable to affiliate                            96,338               53,698

   Accrued interest payable                    10,885,417            3,628,472
                                            -------------        -------------

         Total current liabilities             16,093,381            3,946,876
                                            -------------        -------------


CONTRACT RETAINAGE PAYABLE                      1,938,825               86,501
                                            -------------        -------------


LONG-TERM DEBT                                275,000,000          275,000,000
                                            -------------        -------------

         Total liabilities                    293,032,206          279,033,377
                                            -------------        -------------


COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
   Diamond Georgia, LLC                           (23,764)                --

   Tenaska Georgia, Inc.                         (133,238)             (77,788)

   Tenaska Georgia I, L.P.                    (15,543,246)          (7,701,011)
                                            -------------        -------------

         Total partners' deficit              (15,700,248)          (7,778,799)
                                            -------------        -------------

         Total liabilities and partners'    $  277,331,958       $ 271,254,578
         deficit                            ==============       =============


The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

Statements of Operations
For the Years Ended December 31, 2000 and 1999



                                                                                Cumulative
                                                                                   From
                                             2000                 1999           Inception
                                           ----------         -------------    ------------
EXPENSES:
   Start-Up Costs:
     Management fees and expenses          $       --          $  3,524,129    $  3,524,129

     Professional and consulting fees              --             2,626,098       2,626,098

     General and administrative expenses           --               161,214         161,214

     Other expenses                                --                81,037          81,037
                                           ------------        ------------    ------------

        Total operating expenses                   --             6,392,478       6,392,478
                                           ------------        ------------    ------------


INTEREST EXPENSE:
   Interest expense                          26,197,570           3,628,472      29,826,042

   Interest expense capitalized              (5,708,237)           (219,059)     (5,927,296)
                                           ------------        ------------    ------------

   Interest expense, net                     20,489,333           3,409,413      23,898,746
                                           ------------        ------------    ------------


INVESTMENT INCOME                            12,567,884           2,023,092      14,590,976
                                           ------------        ------------    ------------


NET LOSS TO PARTNERS ACCUMULATED DURING
   THE DEVELOPMENT STAGE                   $ (7,921,449)       $ (7,778,799)   $(15,700,248)
                                           =============       =============   =============



The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS,L.P.
(A Development Stage Limited Partnership)

Statements of Partners' Deficit
For the Years Ended December 31, 2000 and 1999



                                Diamond        Tenaska         Tenaska
                              Georgia, LLC   Georgia, Inc.  Georgia I, L.P.     Total
                              ------------   -------------  ---------------  -------------


BALANCE, January 1, 1999      $       --      $       --      $       --      $       --
   Net loss to partners
   accumulated during the
   development stage                  --           (77,788)     (7,701,011)     (7,778,799)
                              ------------    ------------    ------------    ------------

BALANCE, December 31, 1999            --           (77,788)     (7,701,011)     (7,778,799)
   Net loss to partners
   accumulated during the
   development stage               (23,764)        (55,450)     (7,842,235)     (7,921,449)
                              ------------    ------------    ------------    ------------

BALANCE, December 31, 2000    $    (23,764)   $   (133,238)   $(15,543,246)   $(15,700,248)
                              ============    ============    ============    ============



The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                                                       Cumulative
                                                                                          From
                                                        2000              1999         Inception
                                                   --------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss to partners accumulated during the
    development stage                              $  (7,921,449)   $  (7,778,799)   $ (15,700,248)
   Adjustments to reconcile net loss to partners
    accumulated during the development stage
    to net cash from operating activities-
      Decrease (increase) in short-term
       investments                                    93,621,785     (163,621,403)     (69,999,618)
      Decrease (increase) in restricted cash
       and short-term investments                     16,666,339      (37,516,471)     (20,850,132)
      Decrease (increase) in interest
       receivable                                        399,233       (1,780,090)      (1,380,857)
      Decrease (increase) in prepaid insurance           305,667       (1,027,243)        (721,576)
      Increase in inventory                           (2,433,202)            --         (2,433,202)
      Increase in accounts payable                     2,251,302          264,706        2,516,008
      Increase in payable to affiliate                    42,640           53,698           96,338
      Increase in contract retainage payable           1,852,324           86,501        1,938,825
      Increase in accrued interest payable             7,256,945        3,628,472       10,885,417
                                                   -------------    -------------    -------------
       Total adjustments                             119,963,033     (199,911,830)     (79,948,797)
                                                   -------------    -------------    -------------
       Net cash from operating activities            112,041,584     (207,690,629)     (95,649,045)
                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Development work in progress                      (96,787,257)     (20,056,087)    (116,843,344)
   Contract costs                                     (3,618,270)      (2,235,490)      (5,853,760)
   Gas pipeline costs                                 (2,757,357)            --         (2,757,357)
   Purchase of plant and equipment                       (49,110)        (602,529)        (651,639)
                                                   -------------    -------------    -------------

       Net cash from investing activities           (103,211,994)     (22,894,106)    (126,106,100)
                                                   -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                 --        275,000,000      275,000,000
   Deferred finance charges                             (530,307)      (4,190,156)      (4,720,463)
                                                   -------------    -------------    -------------

       Net cash from financing activities               (530,307)     270,809,844      270,279,537
                                                   -------------    -------------    -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS              8,299,283       40,225,109       48,524,392

CASH AND CASH EQUIVALENTS, beginning of period        40,225,109             --               --
                                                   -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, end of period           $  48,524,392    $  40,225,109    $  48,524,392
                                                   =============    =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest, net of amounts
   capitalized                                     $  13,232,388    $        --      $  13,013,329


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Excluded from the increase in accounts payable, development work in progress and gas pipeline costs are accrued costs of $2,584,709 capitalized as development work in progress and $10,909 capitalized as gas pipeline costs as of December 31, 2000.

The accompanying notes are an integral part of these statements.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   Tenaska Georgia Partners, L.P. (the Limited Partnership) was formed on April 16, 1998, to develop, finance, construct, lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the Facility) located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. The Limited Partnership is scheduled to terminate December 31, 2050.

   The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                        Percentage Interest
                                           Percentage Interest (For     (For Allocation of Net
                 Partner               Equity Contribution Purposes)      Income or Loss)
   ------------------------------      -----------------------------   ------------------------

   Diamond Georgia, LLC (General)                  .30%                        .30%
   Tenaska Georgia, Inc. (General)                 .70                         .70
   Tenaska Georgia I, L.P. (Limited)             99.00                       99.00
                                                -------                     -------
                                                100.00%                     100.00%
                                                =======                     =======


   The Partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds for $275,000,000 to fund construction of the Facility.

   The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, are the responsibility of the managing partner (Tenaska Georgia, Inc.) subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.

   On April 20, 2000, Diamond Georgia, LLC, an indirect wholly owned subsidiary of Mitsubishi Corporation (Mitsubishi), acquired a 0.30 percent interest from Tenaska Georgia, Inc.'s original 1.0 percent ownership interest in the Limited Partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30 percent in Tenaska Georgia I, L.P., through subsidiaries of its U.S. affiliate, Diamond Generating Corporation.
   These acquisitions were effective January 1, 2000.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   USE OF ESTIMATES

   The preparation of these financial statements required the use of certain estimates by management in determining the Limited Partnership's assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

   FINANCIAL STATEMENT PRESENTATION

   At December 31, 2000 and 1999, the Limited Partnership was a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7 "Accounting and Reporting by Development Stage Enterprises."

   SHORT-TERM INVESTMENTS

   Short-term investments consist of investments in commercial paper with maturities of less than one year.

   RESTRICTED CASH AND SHORT-TERM INVESTMENTS

   Restricted cash and short-term investments consist of cash, cash equivalents and short-term investments that are restricted specifically for interest payments on the Limited Partnership's long-term debt.

   DEFERRED FINANCE CHARGES

   During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred and upon completion of construction, will be amortized to expense over the term of the related debt (see Note 4) using the bonds outstanding method.

   CONTRACT COSTS

   The Limited Partnership incurred direct costs associated with its contract to supply power (see Note 5). These costs were capitalized and will be amortized to expense over the term of the power contract once operations commence.

   INCOME TAXES

   The Limited Partnership has no liability for income taxes. Income is taxed to the partners based on their proportionate share of the Limited Partnership's taxable income. Therefore, no provision or liability for income taxes has been included in the accompanying financial statements.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   PREPAID INSURANCE

   The Limited Partnership has a prepaid for general liability insurance, excess general liability insurance, umbrella liability insurance and business interruption insurance coverage. This prepayment is being amortized on a straight-line basis over the term of the policies. The amortization of the prepayments is being capitalized as contract costs until the plant produces energy.

   RISKS AND UNCERTAINTIES

   The Limited Partnership is subject to several risks, including but not limited to, risks associated with the cost and timely construction of the Facility, the nature of and reliance on long-term contractual obligations with various third parties, the ability to operate the Facility in order to meet long-term contractual obligations, regulatory risks and other uncertainties in the power industry.


   START-UP COSTS

   The Limited Partnership incurred start-up costs such as management fees, professional and consulting fees, and other costs during the period. These items were expensed in the accompanying statement of operations in accordance with the AICPA's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."

   STATEMENT OF CASH FLOWS

   The Limited Partnership considers cash and cash equivalents to be all highly liquid securities purchased with an original maturity date of three months or less. Due to their short-term maturities, the fair value of the cash equivalents, short-term investments and restricted short-term investments approximates their book value.

2  TRANSACTIONS WITH AFFILIATES

   As of December 31, 2000 and 1999, the Limited Partnership had a payable to Tenaska Georgia, Inc. of $96,338 and $53,698, respectively. During the years ended December 31, 2000 and 1999, billings from Tenaska Georgia, Inc. to the Limited Partnership for services provided as managing general partner and reimbursable expenses were $1,445,372 and $6,985,185, respectively. During 2000, the $1,445,372 was capitalized as contract costs. During 1999, $6,392,478 was expensed as start-up costs, $503,373 was capitalized as contract costs and $89,334 was capitalized as land.

   The Limited Partnership Agreement provides for the payment of an annual fee of $599,000 to the General Partner commencing on January 1, 2010, and on each subsequent anniversary date escalating five percent annually until the operation of the Facility terminates.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   On September 10, 1999, the Limited Partnership entered into the Operations and Maintenance Agreement (O&M Agreement) with an affiliate, Tenaska Operations, Inc. (the Operator). The Operator will provide services for the start-up, commissioning, operation and maintenance of the Facility. The Operator will receive a fixed fee, may receive an incentive fee, may receive an availability bonus or may pay an availability penalty on an annual basis.

3  DEVELOPMENT WORK IN PROGRESS

   In 1999, the Limited Partnership entered into an Engineering, Procurement and Construction Agreement (EPC Agreement) with Zachry Construction Corporation (Zachry) to design, engineer, procure, expedite and supply all labor, materials (including the gas turbines), supervision and tools for the construction of the electric generation plant for a total guaranteed lump-sum price of $229,064,832.

   In 1999, the Limited Partnership entered into a contract with General Electric Company (GE) for the purchase of six gas turbines. This turbine contract was assigned to Zachry on November 10, 1999. The turbine contract specifies shipment and delivery date obligations for the six gas turbines ranging from September 30, 2000 through December 1, 2001. The EPC Agreement requires that the first three gas turbine units (Initial Units) be completed for commercial operation by June 1, 2001, and the second three gas turbine units be completed for commercial operation by June 1, 2002.

   Zachry is to pay liquidated damages if commercial operation is not achieved by specific dates or if the performance of the Facility does not meet minimum contractual requirements. The aggregate liability for late completion and/or performance shortfalls is limited to 30 percent of the guaranteed lump-sum price.

   As of December 31, 2000, the Limited Partnership has incurred costs of $111,536,959 under the terms of the EPC Agreement. This amount has been capitalized and is included in the balance sheets as development work in progress.

   In 1999, the Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. As of December 31, 2000, the Limited Partnership has incurred costs of $2,768,266 under the terms of this agreement. This amount has been capitalized and is included in the balance sheets as gas pipeline costs.



4  LONG-TERM DEBT

   On November 10, 1999, the Limited Partnership completed a private offering of $275 million of 9.5 percent fixed rate Senior Secured Bonds (Bonds) with a final maturity date of February 1, 2030. On August 31, 2000, the Limited Partnership completed the bond exchange whereby the holders of the Bonds exchanged their bonds for new bonds registered under the Securities Act of 1933.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   In order to receive certain tax incentives, the Limited Partnership entered into a conduit financing arrangement with the Development Authority of Heard County (the Authority). The Authority owns the Facility, the facility site and certain related infrastructure facilities and easements (collectively, the Properties). The Limited Partnership used the proceeds from the Bonds to purchase certain revenue bonds issued by the Authority and enter into a lease agreement with the Authority.

   Under the lease agreement, the Authority leases the Properties to the Limited Partnership and the Limited Partnership has agreed to make rent payments sufficient to pay, when due, the principal of and interest on the revenue bonds issued by the Authority. The revenue bonds are secured by a mortgage on the Properties. The Limited Partnership has guaranteed the payment obligations of the Authority on its revenue bonds. The revenue bonds have been issued in the same principal amount as, and bear interest at the same rate as the Bonds and are redeemable at the option of the Limited Partnership. The Authority transferred the proceeds of the revenue bonds into a special construction fund, which will be used to fund construction and related costs of the Facility. Upon payment in full on the revenue bonds, the Properties will be conveyed to the Limited Partnership.

   Interest on the Bonds is payable semiannually in arrears on each February 1 and August 1, commencing August 1, 2000. Principal payments on the Bonds will also be each February 1 and August 1, commencing February 1, 2006. Interest paid during 2000 was $18,940,625.

   The Bonds have various restrictive covenants related to, among other things, maintenance of a specified debt coverage ratio, maintenance of specified levels of reserve account balances (which may be satisfied by using letters of credit), limitations on additional debt and lease obligations, mergers, sale or purchase of assets, and restrictions on certain payments. The Limited Partnership was in compliance with all covenants that were operative as of December 31, 2000.

   Net interest expense during the years ended December 31, 2000 and 1999, was $20,489,333 and $3,409,413, respectively. Interest capitalized as Development Work in Progress during the years ended December 31, 2000 and 1999, was $5,708,237 and $219,059, respectively.

   The estimated fair value represents the amount at which the Bonds could be exchanged in a current transaction between willing parties. At December 31, 2000 and 1999, the carrying value of the Bonds approximated fair value.

   On November 10, 1999, The Toronto Dominion Bank (TD) issued a $15,000,000 letter of credit to support the Limited Partnership's obligations under the power purchase agreement. This letter of credit increases to $25,000,000 on April 1, 2001. As of December 31, 2000 and 1999, no funds have been drawn. TD

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   may also issue a letter of credit up to a maximum of $16,000,000 for the Limited Partnership's debt service reserve (DSR) obligation. As of December 31, 2000 and 1999, no DSR letter of credit has been issued.

   On November 4, 1999, The First National Bank of Omaha (FNBO) issued letters of credit in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, to support each partner's equity funding commitments. In connection with the Mitsubishi acquisition discussed in Note 1, on April 24, 2000, the letters of credit issued by FNBO in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, were amended and reduced in amount to $1,322,500 and $248,500, respectively. Mitsubishi issued a Guaranty in the amount of $33,929,000 to replace the amount by which the letters of credit were reduced. As of December 31, 2000 and 1999, no funds have been drawn on the letters of credit or Guaranty.

5  SIGNIFICANT CONTRACTS

   POWER PURCHASE AGREEMENT (PPA)

   The Limited Partnership entered into the PPA with PECO Energy Co. (PECO) whereby PECO will purchase the entire net electric power generated from the electric generation plant and will provide the natural gas and fuel oil for the electric generation plant for a term of 29 years commencing on the commercial operation of the Initial Units. The PPA provides for certain fixed payments, an availability bonus, along with variable payments. The Limited Partnership will recognize revenue from the sale of electricity in the month energy is delivered upon output delivered and capacity provided at rates specified in the PPA. Availability bonuses or penalties will be recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the PPA.

   The Limited Partnership is to pay liquidated damages to PECO if commercial operation is not achieved by specific dates which may be extended for certain events. The aggregate liability for late completion of the Facility is limited to $25,000,000.

   The PPA provides PECO a contract termination option if the commercial operation date is not achieved by the 365th day after the applicable scheduled commercial operation date as may be extended for FORCE MAJEURE. Also, PECO has a termination option if the Limited Partnership does not meet 67 percent annual availability requirements for two consecutive years and the most recent capacity test is less than 550 megawatts. Finally, the PPA provides PECO a termination option for a shortened operating term after 20 years of commercial operation. This termination option would require PECO to pay the Limited Partnership $175,000,000.

   TENASKA GEORGIA PARTNERS, L.P.
   (A Development Stage Limited Partnership)

   Notes to financial statements
   December 31, 2000 and 1999



   LONG-TERM PARTS AND LONG-TERM SERVICE AGREEMENT (LTSA)

   Tenaska, Inc., an affiliate of the Limited Partnership, entered into the LTSA with General Electric International, Inc. (GEI), a wholly owned affiliate of GE, whereby GEI will provide maintenance services, cover major parts replacement and repair, inspection, and overhaul services for the gas turbines. This LTSA was assigned to the Limited Partnership on November 10, 1999. As of December 31, 2000, the Limited Partnership has incurred costs of $2,433,202 under the terms of the LTSA. This amount has been capitalized and is included in the balance sheets as inventory.

6  UNAUDITED QUARTERLY FINANCIAL DATA


                                                   Quarter Ended
                        -----------------    -------------    ---------------   --------------
                            MARCH 31            JUNE 30        SEPTEMBER 30       DECEMBER 31
                          ------------       -------------    -------------     --------------
  2000
     Revenue               $       --        $       --        $       --        $       --
     Operating expenses            --                --                --
     Interest expense, net    5,883,479         5,449,836         4,918,922         4,237,096
     Investment income        3,485,791         3,475,400         3,159,498         2,447,195
     Development work
       in progress           38,008,696        62,695,932        90,151,036       119,428,053

  1999
     Revenue               $       --        $       --        $       --        $       --
     Operating expenses       3,654,254         1,141,700         1,415,385           181,139
     Interest expense, net         --                --                --           3,409,413
     Investment income             --                --                --           2,023,092
     Development work
       in progress                 --                --                --          20,056,087
