Form 10-Q
period 2001-03-31
TENASKA GEORGIA PARTNERS LP
filed 2001-05-09
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to ______

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         TENASKA GEORGIA PARTNERS, L.P.
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                      INDEX

                                                                         PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Balance Sheets                                            3

                  Statements of Operations                                  4

                  Statement of Partners' Deficit                            5

                  Statements of Cash Flows                                  6

                  Notes to Financial Statements                             7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              10



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         11

                  Signature                                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

BALANCE SHEETS

                                                         March 31,        December 31,
                                                           2001               2000
                                                       -------------      -------------
ASSETS                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                          $  80,822,383      $  48,524,392
    Short-term investments                                        --         69,999,618
    Restricted cash and cash equivalents                   7,930,638         20,850,132
    Interest receivable                                      422,762          1,380,857
    Prepaid insurance                                        594,239            721,576
    Inventory                                              2,433,202          2,433,202
                                                       -------------      -------------
           Total current assets                           92,203,224        143,909,777

DEVELOPMENT WORK IN PROGRESS                             159,077,543        119,428,053
                                                       -------------      -------------

PLANT AND EQUIPMENT, at cost:
    Land                                                     602,529            602,529
    Other                                                    136,770             49,110
                                                       -------------      -------------
           Total plant and equipment                         739,299            651,639
                                                       -------------      -------------

OTHER ASSETS:
    Contract costs                                         6,942,533          5,853,760
    Gas pipeline costs                                     2,768,266          2,768,266
    Deferred finance charges                               4,890,071          4,720,463
                                                       -------------      -------------
           Total other assets                             14,600,870         13,342,489
                                                       -------------      -------------
           Total assets                                $ 266,620,936      $ 277,331,958
                                                       =============      =============

LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                   $   2,187,225      $   5,111,626
    Payable to affiliate                                     210,743             96,338
    Accrued interest payable                               4,354,167         10,885,417
                                                       -------------      -------------
           Total current liabilities                       6,752,135         16,093,381
                                                       -------------      -------------

CONTRACT RETAINAGE PAYABLE                                 2,390,239          1,938,825
                                                       -------------      -------------
LONG-TERM DEBT                                           275,000,000        275,000,000
                                                       -------------      -------------
           Total liabilities                             284,142,374        293,032,206
                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
    Diamond Georgia, LLC                                     (29,228)           (23,764)
    Tenaska Georgia, Inc.                                   (145,986)          (133,238)
    Tenaska Georgia I, L.P.                              (17,346,224)       (15,543,246)
                                                       -------------      -------------
           Total partners' deficit                       (17,521,438)       (15,700,248)
                                                       -------------      -------------
           Total liabilities and partners' deficit     $ 266,620,936      $ 277,331,958
                                                       =============      =============

The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)



                                              Three Months Ended
                                                   March 31,
                                        -------------------------------
                                            2001                2000
                                        -----------         -----------
INTEREST EXPENSE:
    Interest expense                    $ 6,531,250         $ 6,531,250
    Interest expense capitalized         (3,089,120)           (647,771)
                                        -----------         -----------
    Interest expense, net                 3,442,130           5,883,479
                                        -----------         -----------

INVESTMENT INCOME                         1,620,940           3,485,791
                                        -----------         -----------

NET LOSS TO PARTNERS ACCUMULATED
    DURING THE DEVELOPMENT STAGE        $(1,821,190)        $(2,397,688)
                                        ===========         ===========



The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENT OF PARTNERS' DEFICIT
(Unaudited)



                                              Diamond              Tenaska              Tenaska
                                            Georgia, LLC         Georgia, Inc.       Georgia I, L.P.           Total
                                            ------------         ------------        ---------------       ------------
BALANCE, December 31, 2000                  $    (23,764)        $   (133,238)        $(15,543,246)        $(15,700,248)
    Net loss to partners accumulated
      during the development stage                (5,464)             (12,748)          (1,802,978)          (1,821,190)
                                            ------------         ------------         ------------         ------------
BALANCE, March 31, 2001                     $    (29,228)        $   (145,986)        $(17,346,224)        $(17,521,438)
                                            ============         ============         ============         ============




The accompanying notes are an integral part of this statement.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to partners accumulated during the development stage        $ (1,821,190)     $ (2,397,688)
    Adjustments to reconcile net loss to partners accumulated during the development stage to net cash from operating activities-
        Decrease (increase) in interest receivable                            958,095        (2,755,332)
        Decrease in prepaid insurance                                         127,337           106,267
        Decrease in accounts payable                                       (2,365,084)          (38,017)
        Increase in payable to affiliate                                      114,405            45,744
        (Decrease) increase in accrued interest payable                    (6,531,250)        6,531,250
                                                                         ------------      ------------
           Total adjustments                                               (7,696,497)        3,889,912
                                                                         ------------      ------------
           Net cash from operating activities                              (9,517,687)        1,492,224
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                          69,999,618       (15,999,469)
    Development work in progress                                          (40,197,898)      (15,523,885)
    Contract costs                                                         (1,088,773)       (1,144,335)
    Gas pipeline costs                                                        (10,909)               --
    Purchase of plant and equipment                                           (87,660)               --
                                                                         ------------      ------------
           Net cash from investing activities                              28,614,378       (32,667,689)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (increase) in restricted cash and cash equivalents            12,919,494          (109,948)
    Deferred finance charges                                                 (169,608)          (32,925)
    Increase in contract retainage payable                                    451,414           130,121
                                                                         ------------      ------------
           Net cash from financing activities                              13,201,300           (12,752)
                                                                         ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       32,297,991       (31,188,217)

CASH AND CASH EQUIVALENTS, beginning of period                             48,524,392        40,225,109
                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                 $ 80,822,383      $  9,036,892
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                   $  9,973,380      $         --

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Included in decrease in accounts payable, development work in progress and gas pipeline costs as of March 31, 2001 are accrued costs of $2,584,709 capitalized as development work in progress and $10,909 capitalized as gas pipeline costs as of December 31, 2000. Excluded from decrease in accounts payable and development work in progress as of March 31, 2001 are accrued costs of $2,036,301 capitalized as development work in progress as of March 31, 2001.

    Excluded from decrease in accounts payable and development work in progress as of March 31, 2000 are accrued costs of $2,428,724 capitalized as development work in progress as of March 31, 2000.

The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)


Notes to Financial Statements
March 31, 2001

(Unaudited)


1. GENERAL

The financial statements included herein as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Limited Partnership's Annual Report on Form 10-K for such year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


2. ORGANIZATION

The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. The Limited Partnership is scheduled to terminate December 31, 2050.

The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                              Percentage Interest
                                            Percentage Interest (For        (For Allocation of Net
           Partner                       Equity Contribution Purposes)          Income or Loss)
-----------------------------------      -----------------------------     ------------------------

Diamond Georgia, LLC (General)                             .30%                             .30%
Tenaska Georgia, Inc. (General)                            .70                              .70
Tenaska Georgia I, L.P. (Limited)                        99.00                            99.00
                                                       -------                          -------
                                                        100.00%                          100.00%
                                                        ======                           ======

The partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds for $275,000,000 to fund construction of the Facility.

The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, is the responsibility of the managing partner (Tenaska Georgia, Inc.), subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.


3. DEVELOPMENT WORK IN PROGRESS

In 1999, the Limited Partnership entered into an Engineering, Procurement and Construction Agreement ("EPC Agreement") with Zachry Construction Corporation ("Zachry") to design, engineer, procure, expedite and supply all labor, materials (including the gas turbines), supervision and tools for the construction of the Facility for a total guaranteed lump-sum price of $229,064,832. As of March 31, 2001, the Limited Partnership has incurred costs of $147,987,330 under the terms of the EPC Agreement. This amount has been capitalized and is included in the accompanying balance sheets as Development Work in Progress.

In 1999, the Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. As of March 31, 2001, the Limited Partnership has incurred costs of $2,768,266 under the terms of this agreement. This amount has been capitalized and is included in the accompanying balance sheets as Gas Pipeline Costs.

As of March 31, 2001, $9,016,416 of interest has been capitalized and is included in the accompanying balance sheets as Development Work in Progress.

The Facility is still under construction and is scheduled to be completed by June 1, 2002, with the first three turbine-generators ("Initial Units") scheduled to be operational by June 1, 2001 and the remaining three turbine-generators scheduled to be operational by June 1, 2002. As of March 31, 2001, construction of the Facility was on schedule and within budget.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN ITEM 1 OF THIS QUARTERLY REPORT, AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K (FILE NO. 333-96239) FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "ANNUAL REPORT"). UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS QUARTERLY REPORT TO "WE", "US", "OUR", "OURS", "THE LIMITED PARTNERSHIP", "THE PARTNERSHIP" OR SIMILAR TERMS REFER TO TENASKA GEORGIA PARTNERS, L. P.

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. We are in the development stage and have no operating revenues. On November 10, 1999, we completed a private offering of $275,000,000 aggregate principal amount of 9.50 percent fixed rate Senior Secured Bonds due 2030. On August 31, 2000, we completed an exchange offer whereby the holders of the original bonds exchanged their bonds for new bonds registered under the Securities Act of 1933. In this report, references to "Bonds" means both the original bonds and the new bonds, unless the context otherwise requires. Our partners have committed to fund up to $35,500,000 in equity contributions. The total cost of the construction of the Facility is estimated to be approximately $310,500,000, which is being financed by the proceeds from the sale of the Bonds and equity contributions committed by our partners.

The Facility is still under construction and is scheduled to be completed by June 1, 2002, with the first three turbine-generators ("Initial Units") scheduled to be operational by June 1, 2001 and the remaining three turbine-generators scheduled to be operational by June 1, 2002. As of March 31, 2001, construction of the Facility was on schedule and within budget.

RESULTS OF OPERATIONS

The results of operations for the three month periods ended March 31, 2001 and 2000 may not be comparable with results of operations for future periods, especially when the Facility begins operations later in 2001.

For the three month periods ended March 31, 2001 and 2000, we were in the development phase of the project. For the three month periods ended March 31, 2001 and 2000, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $1,088,773 and $1,144,335, respectively, have been capitalized as Contract Costs.

For the three month period ended March 31, 2001, total costs in the amount of $39,649,490 have been capitalized as Development Work in Progress. For the three month period ended March 31, 2001, interest capitalized as Development Work in Progress was $3,089,120.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility and gas pipeline is capitalized as Development Work in Progress. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the three month periods ended March 31, 2001 and 2000, interest, net of amounts capitalized, of $3,442,130 and $5,883,479, respectively, has been expensed. For the three month periods ended March 31, 2001 and 2000, interest in the amount of $1,620,940 and $3,485,791, respectively, has been recorded as investment income.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the Initial Units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the 29-year Power Purchase Agreement (the "Power Purchase Agreement") with PECO Energy Company will be adequate to support our costs of operations.

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

FORWARD LOOKING STATEMENTS

Various statements contained in this quarterly report are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which speak only as of the date hereof, can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "intends", "will", "should", or "anticipates", or by the negative forms or other variations of these terms or comparable terminology, or by the discussions of strategy. Although these statements are based on assumptions that we believe are reasonable, no assurance can be given that the future results covered by these statements will be achieved. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by these statements. The most significant of these risks, uncertainties and other factors are discussed under the heading "RISK FACTORS" in the Annual Report, and you are urged to read this section and carefully consider these factors.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bonds were issued at a 9.50 percent fixed rate of interest and as a result we are not exposed to market risk associated with an increase in interest rates. The unspent proceeds from the Bonds are invested in cash and cash equivalents and short-term securities (collectively "short-term investments") with fixed rates of interest for periods of up to six months. As these short-term investments mature, the proceeds are either spent on construction of the Facility or reinvested in other short-term investments. If short-term interest rates decrease, the interest we earn on these short-term investments would decrease accordingly. However, we would not expect any such decrease in the interest earned on short-term investments to have a material adverse effect on our results of operations.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2001                   TENASKA GEORGIA PARTNERS, L.P.
                              a Delaware limited partnership

                              By:   TENASKA GEORGIA, INC.
                                    a Delaware corporation, as General Partner
                                    of Tenaska Georgia Partners, L.P.


                              By:   /s/ Michael F. Lawler
                                    -------------------------------------------
                                    Michael F. Lawler
                                    Vice President of Finance and Treasurer