Form 10-Q
period 2001-06-30
TENASKA GEORGIA PARTNERS LP
filed 2001-08-09
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         TENASKA GEORGIA PARTNERS, L.P.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                          PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Balance Sheets                                              3

                Statements of Operations                                    4

                Statement of Partners' Deficit                              5

                Statements of Cash Flows                                    6

                Notes to Financial Statements                               7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk  14



PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                           15

                 Signature                                                  16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

BALANCE SHEETS


                                                         June 30,         December 31,
                                                           2001               2000
                                                       -------------      -------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                          $  66,741,170      $  48,524,392
    Short-term investments                                        --         69,999,618
    Restricted cash and cash equivalents                   8,026,954         20,850,132
    Accounts receivable                                      808,420                 --
    Interest receivable                                      252,017          1,380,857
    Prepaid insurance                                        502,857            721,576
    Inventory                                              4,175,260          2,433,202
                                                       -------------      -------------
           Total current assets                           80,506,678        143,909,777

DEVELOPMENT WORK IN PROGRESS                              95,553,904        117,464,753
                                                       -------------      -------------

PLANT AND EQUIPMENT, at cost:
    Land                                                     602,529            602,529
    Electric generation plant                             82,462,215                 --
    Other                                                    206,816             49,110
                                                       -------------      -------------
                                                          83,271,560            651,639
    Less-Accumulated depreciation                           (192,762)                --
                                                       -------------      -------------
           Total plant and equipment, net                 83,078,798            651,639
                                                       -------------      -------------

OTHER ASSETS:
    Contract costs, net                                    8,323,269          6,013,760
    Pipeline and interconnection costs, net                3,853,962          4,571,566
    Deferred finance charges, net                          4,975,443          4,720,463
                                                       -------------      -------------
           Total other assets                             17,152,674         15,305,789
                                                       -------------      -------------
           Total assets                                $ 276,292,054      $ 277,331,958
                                                       =============      =============

LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                   $   7,567,616      $   5,111,626
    Payable to affiliates                                    428,110             96,338
    Accrued interest payable                              10,885,417         10,885,417
                                                       -------------      -------------
           Total current liabilities                      18,881,143         16,093,381
                                                       -------------      -------------

CONTRACT RETAINAGE PAYABLE                                 2,516,366          1,938,825
                                                       -------------      -------------
LONG-TERM DEBT                                           275,000,000        275,000,000
                                                       -------------      -------------
           Total liabilities                             296,397,509        293,032,206
                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
    Diamond Georgia, LLC                                     (36,980)           (23,764)
    Tenaska Georgia, Inc.                                   (164,074)          (133,238)
    Tenaska Georgia I, L.P.                              (19,904,401)       (15,543,246)
                                                       -------------      -------------
           Total partners' deficit                       (20,105,455)       (15,700,248)
                                                       -------------      -------------
           Total liabilities and partners' deficit     $ 276,292,054      $ 277,331,958
                                                       =============      =============

The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)



                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                           ------------------------------      ------------------------------
                                               2001              2000             2001               2000
                                           ------------      ------------      ------------      ------------
REVENUE:
    Electric                               $  1,549,461      $         --      $  1,549,461      $         --
                                           ------------      ------------      ------------      ------------
           Total revenue                      1,549,461                --         1,549,461                --
                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES:
    Fuel for electric generation plant        1,119,217                --         1,119,217                --
    Plant operation and maintenance              62,666                --            62,666                --
    Management fees and expenses                193,979                --           193,979                --
    Depreciation and amortization               204,522                --           204,522                --
                                           ------------      ------------      ------------      ------------
           Total operating expenses           1,580,384                --         1,580,384                --
                                           ------------      ------------      ------------      ------------
           Operating loss                       (30,923)               --           (30,923)               --
                                           ------------      ------------      ------------      ------------

INTEREST EXPENSE:
    Interest expense                          6,531,250         6,531,250        13,062,500        13,062,500
    Interest expense capitalized             (3,094,393)       (1,081,414)       (6,183,513)       (1,729,185)
    Other                                        30,230                --            30,230                --
                                           ------------      ------------      ------------      ------------
           Interest expense, net              3,467,087         5,449,836         6,909,217        11,333,315
                                           ------------      ------------      ------------      ------------

INVESTMENT INCOME                               913,993         3,475,400         2,534,933         6,961,191
                                           ------------      ------------      ------------      ------------

NET LOSS TO PARTNERS ACCUMULATED
    DURING THE DEVELOPMENT STAGE           $ (2,584,017)     $ (1,974,436)     $ (4,405,207)     $ (4,372,124)
                                           ============      ============      ============      ============


The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENT OF PARTNERS' DEFICIT
(Unaudited)


                                           Diamond           Tenaska            Tenaska
                                         Georgia, LLC      Georgia, Inc.     Georgia I, L.P.      Total
                                         ------------      -------------     ---------------   ------------

BALANCE, December 31, 2000               $    (23,764)     $   (133,238)     $(15,543,246)     $(15,700,248)
    Net loss to partners accumulated
      during the development stage            (13,216)          (30,836)       (4,361,155)       (4,405,207)
                                         ------------      ------------      ------------      ------------
BALANCE, June 30, 2001                   $    (36,980)     $   (164,074)     $(19,904,401)     $(20,105,455)
                                         ============      ============      ============      ============





The accompanying notes are an integral part of this statement.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                             2001               2000
                                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to partners accumulated during the development stage        $  (4,405,207)     $  (4,372,124)
    Adjustments to reconcile net loss to partners accumulated during the development stage to net cash from operating activities-
        Depreciation and amortization                                          204,522                 --
        Amortization of deferred finance charges                                19,258                 --
        Increase in accounts receivable                                        (86,972)                --
        Decrease (increase) in interest receivable                           1,128,840           (144,890)
        Decrease in prepaid insurance                                          218,719            212,533
        Increase in inventory                                               (1,742,058)                --
        (Decrease) increase in accounts payable                               (365,910)            19,501
        Increase in payable to affiliates                                      331,772             83,017
        Increase in accrued interest payable                                        --         13,062,500
                                                                         -------------      -------------
           Total adjustments                                                  (291,829)        13,232,661
                                                                         -------------      -------------
           Net cash from operating activities                               (4,697,036)         8,860,537
                                                                         -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in short-term investments                                      69,999,618         95,810,591
    Additions to development work in progress/plant and equipment          (57,876,263)       (38,535,513)
    Contract costs                                                          (2,310,162)        (1,635,533)
    Pipeline and interconnection costs                                         (25,860)          (734,132)
                                                                         -------------      -------------
           Net cash from investing activities                                9,787,333         54,905,413
                                                                         -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (increase) in restricted cash and cash equivalents             12,823,178        (19,135,741)
    Decrease in restricted short-term investments                                   --         17,910,471
    Deferred finance charges                                                  (274,238)          (186,201)
    Increase in contract retainage payable                                     577,541            659,703
                                                                         -------------      -------------
           Net cash from financing activities                               13,126,481           (751,768)
                                                                         -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   18,216,778         63,014,182

CASH AND CASH EQUIVALENTS, beginning of period                              48,524,392         40,225,109
                                                                         -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                                 $  66,741,170      $ 103,239,291
                                                                         =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest, net of amounts capitalized                   $   6,878,987      $          --



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Included in decrease in accounts payable, development work in progress and pipeline and interconnection costs as of June 30, 2001 are accrued costs of $2,584,709 capitalized as development work in progress and $10,909 capitalized as pipeline and interconnection costs as of December 31, 2000. Excluded from decrease in accounts payable and development work in progress as of June 30, 2001 are accrued costs of $5,417,518 capitalized as development work in progress as of June 30, 2001.

    Excluded from increase in accounts receivable and pipeline and interconnection costs are accrued reimbursable costs of $721,448 as of June 30, 2001.

The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.
(A Development Stage Limited Partnership)


Notes to Financial Statements
June 30, 2001

(Unaudited)


1. GENERAL

The financial statements included herein as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Limited Partnership's Annual Report on Form 10-K for such year.

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

2. ORGANIZATION

The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. Two turbine-generators began commercial operation in June 2001, with four turbine-generators remaining under construction at June 30, 2001. The Limited Partnership is scheduled to terminate December 31, 2050.

The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                             Percentage Interest
                                             Percentage Interest (For      (For Allocation of Net
            Partner                        Equity Contribution Purposes)        Income or Loss)
---------------------------------------    -----------------------------  ------------------------

Diamond Georgia, LLC (General)                             .30%                       .30%
Tenaska Georgia, Inc. (General)                            .70                        .70
Tenaska Georgia I, L.P. (Limited)                        99.00                      99.00
                                                        ------                     ------
                                                        100.00%                    100.00%
                                                        ======                     ======

The partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds in the principal amount of $275,000,000 to fund construction of the Facility.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Under the terms set forth in the Power Purchase Agreement (the "Power Purchase Agreement") with PECO Energy Company ("PECO"), PECO is obligated to purchase the entire net electric power generated from the electric generation plant and is obligated to provide the natural gas and fuel oil for the electric generation plant for a term of 29 years. The Power Purchase Agreement provides for certain fixed payments, an availability bonus, along with variable payments. Commencing with commercial operation of two turbine-generators in June 2001, the Limited Partnership began recognizing related revenue from the sale of electricity in the month energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or penalties will be recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the Power Purchase Agreement.

DEPRECIATION

Plant and equipment is recorded at cost and depreciated using the straight-line method. The estimated useful lives of the major asset categories are:

Electric generation plant                          38 years
Other plant and equipment                        5-20 years

DEFERRED FINANCE CHARGES

During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred. Commencing with commercial operation in June 2001, the costs associated with the two operational turbine-generators are being amortized to expense over the term of the related debt using the bonds outstanding method. The costs associated with the remaining four turbine-generators will be amortized to expense over the remaining term of the related debt using the bonds outstanding method once operations commence.

CONTRACT COSTS

The Limited Partnership incurred direct costs associated with the Power Purchase Agreement. These costs have been capitalized and deferred. Commencing with commercial operation in June 2001, the costs associated with the two operational turbine-generators are being amortized to expense over the 348-month term of the Power Purchase Agreement. The costs associated with the remaining four turbine-generators will be amortized to expense over the remaining term of the Power Purchase Agreement once operations commence.

PIPELINE AND INTERCONNECTION COSTS

The Limited Partnership incurred costs to construct a natural gas pipeline and natural gas metering facilities and to secure a long-term water supply contract. These costs have been capitalized and are being amortized to expense over the 348-month term of the Power Purchase Agreement commencing with commercial operation in June 2001.

RECLASSIFICATION

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

4. DEVELOPMENT WORK IN PROGRESS

In 1999, the Limited Partnership entered into an Engineering, Procurement and Construction Contract ("EPC Contract") with Zachry Construction Corporation ("Zachry") to design, engineer, procure, expedite and supply all labor, equipment (including the gas turbines), materials, supervision and tools for the construction of the Facility for a total guaranteed lump-sum price of $229,064,832. As of June 30, 2001, the Limited Partnership has incurred costs of $165,795,310 under the terms of the EPC Contract. This amount has been capitalized. As of June 30, 2001, costs of $76,481,874 associated with the two turbine-generators achieving commercial operation are included in the accompanying balance sheets as Electric Generation Plant. The costs associated with the remaining four turbine-generators under construction are included in the accompanying balance sheets as Development Work in Progress as of June 30, 2001.

As of June 30, 2001, a cumulative total of $12,110,809 of interest has been capitalized, of which $5,980,341 and $6,130,468 is included in the accompanying balance sheets as Electric Generation Plant and Development Work in Progress, respectively.

In 1999, the Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. As of June 30, 2001, the Limited Partnership has incurred costs of $2,768,266 under the terms of this agreement and construction was completed. This amount has been capitalized and is included in the accompanying balance sheets as Pipeline and Interconnection Costs.

Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The first three turbine-generators ("Initial Units") were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 were accepted as having achieved Commercial Operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement with PECO, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001.

One of the Initial Units ("Unit 2") did not achieve commercial operation as scheduled due to damage sustained during testing. Repairs are currently underway. The current expectation is that the combustion turbine will be available for commercial operation by early September 2001.

Because Unit 2 did not achieve commercial operation on schedule, the Limited Partnership expects to assert any rights it may have to receive delay liquidated damages from Zachry, the amount of which is partially dependent on whether General Electric is ultimately responsible for all or any of the damages to Unit
2. As of June 30, 2001, the Limited Partnership has recorded liquidated damages of $1,600,000 from Zachry in accordance with the terms of the EPC Contract. This amount has been netted against amounts payable to Zachry under the EPC Contract as of June 30, 2001 in the accompanying balance sheets. The maximum amount the Limited Partnership could expect to receive as delay liquidated damages is $2,830,000. The actual amount of the liquidated damages to be recovered will be determined by who is ultimately responsible for the delay, which is unknown at this time.

The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages actually received by the Limited Partnership. Proceeds from the Limited Partnership's insurance policies are expected to pay for the costs to repair Unit 2 and cover the shortfall in operating revenues and liquidated damages owed to PECO after deduction for the policy deductible amounts. The financial impact to the Limited Partnership, net of insurance proceeds, is expected to be covered with construction contingency funds.

As of June 30, 2001, the Limited Partnership was required to pay PECO liquidated damages of $1,150,000 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of June 30, 2001, these liquidated damages have been offset against amounts due from PECO for power purchases made under the Power Purchase Agreement in the accompanying balance sheets. Subsequent to June 30, 2001, the Limited Partnership's obligation has been satisfied.

As of June 30, 2001, construction of the remaining three turbine-generators ("Units 4 - 6") was on schedule and within budget. Units 4 - 6 are scheduled to come on-line by June 1, 2002.

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

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. We are in the development stage. Two turbine-generators began commercial operation in June 2001, resulting in operating revenues for the three and six months ended June 30, 2001. As of June 30, 2001, four turbine-generators remain under construction.

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

FACILITY CONSTRUCTION

Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The Initial Units were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 were accepted as having achieved Commercial Operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001.

Unit 2 did not achieve commercial operation as scheduled due to damage sustained during testing. The compressor section of the combustion turbine sustained significant blade damage from an object or objects of unknown origin in the compressor during initial testing of the unit. Repairs are currently underway. The current expectation is that the combustion turbine will be available for commercial operation by early September 2001.

Because Unit 2 did not achieve commercial operation on schedule, the Limited Partnership expects to assert any rights it may have to receive delay liquidated damages from Zachry, the amount of which is partially dependent on whether General Electric is ultimately responsible for all or any of the damages to Unit
2. As of June 30, 2001, the Limited Partnership has recorded liquidated damages of $1,600,000 from Zachry in accordance with the terms of the EPC Contract. This amount has been netted against amounts payable to Zachry under the EPC Contract as of June 30, 2001 in the accompanying balance sheets. The maximum amount the Limited Partnership could expect to receive as delay liquidated damages is $2,830,000. The actual amount of the liquidated damages to be recovered will be determined by who is ultimately responsible for the delay, which is unknown at this time.

The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages actually received by the Limited Partnership. Proceeds from the Limited Partnership's insurance policies are expected to pay for the costs to repair Unit 2 and cover the shortfall in operating revenues and liquidated damages owed to PECO after deduction for the policy deductible amounts. The financial impact to the Limited Partnership, net of insurance proceeds, is expected to be covered with construction contingency funds.

PECO is currently fulfilling its contractual obligations under the Power Purchase Agreement and is purchasing the output from the two combustion turbines that have achieved commercial operation. As of June 30, 2001, the Limited Partnership was required to pay PECO liquidated damages of $1,150,000 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of June 30, 2001, these liquidated damages have been offset against amounts due from PECO for power purchases made under the Power Purchase Agreement in the accompanying balance sheets. Subsequent to June 30, 2001, the Limited Partnership's obligation has been satisfied.

As of June 30, 2001, construction of the remaining three turbine-generators ("Units 4 - 6") was on schedule and within budget. Units 4 - 6 are scheduled to come on-line by June 1, 2002.

On June 26, 2001, General Electric, the supplier of our combustion turbines, issued a technical information letter (the "TIL") regarding the possible existence of a subsurface flaw in the first stage buckets in a small population of its 7FA combustion turbines possibly including the Initial Units at the Facility. Units 4 - 6 are not affected by the TIL. GE has recommended inspections and repairs, if necessary, at GE's cost prior to a combustion turbine reaching 250 start/stop cycles. Unit 2 has passed inspection. Units 1 and 3 have commenced commercial operation and are scheduled for inspection in October 2001 following the peak season to mitigate penalties under the Power Purchase Agreement and to meet the needs of our customer for power this summer. Units 1 and 3 are being operated in accordance with the supplier's TIL recommendations and will be inspected before reaching 250 start/stop cycles.

RESULTS OF OPERATIONS

The results of operations for the three and six month periods ended June 30, 2001 and 2000 may not be comparable with results of operations for future periods, especially when the Facility begins full operations in 2002.

Commercial operations commenced on June 1, 2001 and June 2, 2001 for Units 1 and 3, respectively. For the period June 1, 2001 through June 30, 2001, the Limited Partnership recognized electric revenues of $1,133,992 under the Power Purchase Agreement. For each of the three and six month periods ended June 30, 2001, the Limited Partnership also recognized electric revenues of $415,469 associated with the sale of power during start-up testing prior to commercial operations being achieved.

Operating expenses for each of the three and six month periods ended June 30, 2001 were $1,580,384, of which $1,119,217 represented fuel costs incurred during start-up testing. Other operating expenses were $461,167 for the period June 1, 2001 through June 30, 2001.

For the three and six month periods ended June 30, 2001 and 2000, we were in the development phase of the project. For the three and six month periods ended June 30, 2001, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $1,221,389 and $2,310,162, respectively, have been capitalized as Contract Costs. Commencing with commercial operation in June 2001, Contract Costs associated with the two operational turbine-generators are being amortized to expense over the 348-month term of the Power Purchase Agreement. Contract Costs associated with the remaining four turbine-generators will be amortized to expense over the remaining term of the Power Purchase Agreement once operations commence.

For the three and six month periods ended June 30, 2001, total costs in the amount of $20,901,876 and $60,551,366, respectively, were capitalized as Development Work in Progress. For the three and six month periods ended June 30, 2001, interest capitalized as Development Work in Progress was $3,094,393 and $6,183,513, respectively. As of June 30, 2001, total Development Work In Progress costs in the amount of $82,462,215 associated with the two turbine-generators achieving commercial operation are included in the accompanying balance sheets as Electric Generation Plant. The costs associated with the remaining four turbine-generators under construction are included in the accompanying balance sheets as Development Work in Progress as of June 30, 2001.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility and gas pipeline is capitalized as Development Work in Progress. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the three and six month periods ended June 30, 2001, interest, net of amounts capitalized, of $3,467,087 and $6,909,217, respectively, has been expensed. For the three and six month periods ended June 30, 2001, interest in the amount of $913,993 and $2,534,933, respectively, has been recorded as investment income.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the Initial Units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the 29-year Power Purchase Agreement with PECO will be adequate to support our costs of operations.

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      During the quarter ended June 30, 2001, Tenaska Georgia Partners, L.P. filed a Current Report on Form 8-K dated June 7, 2001 regarding the status of commercial operation of the Initial Units (which incorrectly stated 2001 as the scheduled date of commercial operation of the last three turbine-generators; such date, as disclosed herein, is 2002). Items 5 and 7 were reported and no financial statements were filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2001                TENASKA GEORGIA PARTNERS, L.P.
                              a Delaware limited partnership

                              By:  TENASKA GEORGIA, INC.
                                   a Delaware corporation, as General Partner of Tenaska Georgia Partners, L.P.


                              By:   /s/ Michael F. Lawler
                                    ------------------------------------
                                    Michael F. Lawler
                                    Vice President of Finance and Treasurer