Form 10-Q
period 2001-09-30
TENASKA GEORGIA PARTNERS LP
filed 2001-11-08
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                         1044 N. 115th STREET, SUITE 400
                           OMAHA, NEBRASKA 68154-4446
               (Address of principal executive offices) (Zip Code)

                                 (402) 691-9500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         TENASKA GEORGIA PARTNERS, L.P.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                      Page
                                                                                      ----
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)


TENASKA GEORGIA PARTNERS, L.P.

BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2001             2000
                                                     -------------    -------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $  33,741,506    $  48,524,392
    Short-term investments                                      --       69,999,618
    Restricted cash and cash equivalents                   126,314       20,850,132
    Accounts receivable                                  1,685,515               --
    Other receivables                                    3,359,369               --
    Interest receivable                                    113,570        1,380,857
    Prepaid insurance                                      364,734          721,576
    Inventory                                            5,128,558        2,433,202
                                                     -------------    -------------
           Total current assets                         44,519,566      143,909,777

DEVELOPMENT WORK IN PROGRESS                            73,680,375      117,464,753
                                                     -------------    -------------

PLANT AND EQUIPMENT, at cost:
    Land                                                   602,529          602,529
    Electric generation plant                          116,295,628               --
    Other                                                  293,255           49,110
                                                     -------------    -------------
                                                       117,191,412          651,639
    Less-Accumulated depreciation                         (830,334)              --
                                                     -------------    -------------
           Total plant and equipment, net              116,361,078          651,639
                                                     -------------    -------------

OTHER ASSETS:
    Contract costs, net                                  9,551,780        6,013,760
    Pipeline and interconnection costs, net             12,134,813        4,571,566
    Deferred finance charges, net                        4,949,696        4,720,463
                                                     -------------    -------------
           Total other assets                           26,636,289       15,305,789
                                                     -------------    -------------
           Total assets                              $ 261,197,308    $ 277,331,958
                                                     =============    =============

LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                 $     475,336    $   5,111,626
    Payable to affiliates                                  134,561           96,338
    Accrued interest payable                             4,354,167       10,885,417
                                                     -------------    -------------
           Total current liabilities                     4,964,064       16,093,381
                                                     -------------    -------------

CONTRACT RETAINAGE PAYABLE                               2,711,071        1,938,825
                                                     -------------    -------------

LONG-TERM DEBT                                         275,000,000      275,000,000
                                                     -------------    -------------
           Total liabilities                           282,675,135      293,032,206
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
    Diamond Georgia, LLC                                   (41,097)         (23,764)
    Tenaska Georgia, Inc.                                 (173,681)        (133,238)
    Tenaska Georgia I, L.P.                            (21,263,049)     (15,543,246)
                                                     -------------    -------------
           Total partners' deficit                     (21,477,827)     (15,700,248)
                                                     -------------    -------------
           Total liabilities and partners' deficit   $ 261,197,308    $ 277,331,958
                                                     =============    =============

The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                         ----------------------------    ----------------------------
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
REVENUE:
    Electric                             $  4,490,940    $         --    $  6,040,401    $         --
    Other                                     836,629              --         836,629              --
                                         ------------    ------------    ------------    ------------
           Total revenue                    5,327,569              --       6,877,030              --
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Fuel for electric generation plant        391,820              --       1,511,037              --
    Plant operation and maintenance           433,797              --         496,463              --
    Management fees and expenses              600,924              --         794,903              --
    Depreciation and amortization             819,914              --       1,024,436              --
                                         ------------    ------------    ------------    ------------
           Total operating expenses         2,246,455              --       3,826,839              --
                                         ------------    ------------    ------------    ------------
           Operating income                 3,081,114              --       3,050,191              --
                                         ------------    ------------    ------------    ------------

INTEREST EXPENSE:
    Interest expense                        6,531,250       6,603,819      19,593,750      19,666,319
    Interest expense capitalized           (1,764,519)     (1,684,897)     (7,948,032)     (3,414,082)
    Other                                     181,289              --         211,519              --
                                         ------------    ------------    ------------    ------------
           Interest expense, net            4,948,020       4,918,922      11,857,237      16,252,237
                                         ------------    ------------    ------------    ------------

INVESTMENT INCOME                             494,534       3,159,498       3,029,467      10,120,689
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $ (1,372,372)   $ (1,759,424)   $ (5,777,579)   $ (6,131,548)
                                         ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.

STATEMENT OF PARTNERS' DEFICIT
(Unaudited)

                                Diamond          Tenaska        Tenaska
                              Georgia, LLC    Georgia, Inc.  Georgia I, L.P.     Total
                              ------------    ------------   ---------------  ------------
BALANCE, December 31, 2000    $    (23,764)   $   (133,238)   $(15,543,246)   $(15,700,248)

    Net loss                       (17,333)        (40,443)     (5,719,803)     (5,777,579)
                              ------------    ------------    ------------    ------------
BALANCE, September 30, 2001   $    (41,097)   $   (173,681)   $(21,263,049)   $(21,477,827)
                              ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

TENASKA GEORGIA PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (5,777,579)   $ (6,131,548)
    Adjustments to reconcile net loss to net cash from operating activities--
         Depreciation and amortization                                           1,024,436              --
         Amortization of deferred finance charges                                   57,774              --
         Increase in accounts receivable                                        (1,685,515)             --
         Increase in other receivables                                          (4,346,379)             --
         Decrease (increase) in interest receivable                              1,267,287        (280,384)
         Decrease in prepaid insurance                                             356,842         178,330
         Increase in inventory                                                  (2,695,356)             --
         Decrease in accounts payable                                           (2,040,672)       (157,198)
         Increase in payable to affiliates                                          38,223          84,485
         (Decrease) increase in accrued interest payable                        (6,531,250)        725,695
                                                                              ------------    ------------
           Total adjustments                                                   (14,554,610)        550,928
                                                                              ------------    ------------
           Net cash from operating activities                                  (20,332,189)     (5,580,620)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in short-term investments                                          69,999,618      42,053,768
    Additions to development work in progress/plant and equipment              (74,353,094)    (63,770,087)
    Contract costs                                                              (3,591,019)     (2,700,812)
    Pipeline and interconnection costs                                          (7,715,259)     (2,757,357)
                                                                              ------------    ------------
           Net cash from investing activities                                  (15,659,754)    (27,174,488)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease (increase) in restricted cash and cash equivalents                 20,723,818        (464,174)
    Decrease in restricted short-term investments                                       --      17,910,471
    Deferred finance charges                                                      (287,007)       (309,573)
    Increase in contract retainage payable                                         772,246       1,405,508
                                                                              ------------    ------------
           Net cash from financing activities                                   21,209,057      18,542,232
                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (14,782,886)    (14,212,876)

CASH AND CASH EQUIVALENTS, beginning of period                                  48,524,392      40,225,109
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 33,741,506    $ 26,012,233
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                        $ 18,176,968    $ 15,526,543

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Included in decrease in accounts payable, development work in progress and pipeline and interconnection costs as of September 30, 2001 are accrued costs of $2,584,709 capitalized as development work in progress and $10,909 capitalized as pipeline and interconnection costs as of December 31, 2000. Excluded from increase in other receivables and development work in progress as of September 30, 2001 are accrued costs of $987,010 capitalized as development work in progress and netted against other receivables as of September 30, 2001.


The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.

Notes to Financial Statements
September 30, 2001

(Unaudited)


1. GENERAL

The financial statements included herein as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Limited Partnership's Annual Report on Form 10-K for such year.

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

2. ORGANIZATION

The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. As of September 30, 2001, three turbine-generators are in commercial operation, with three turbine-generators still under construction. The Limited Partnership is scheduled to terminate December 31, 2050.

The following are the partners and their respective ownership interests and their percentage share of net income or loss:

                                                                       Percentage Interest
                                     Percentage Interest (For        (For Allocation of Net
             Partner               Equity Contribution Purposes)         Income or Loss)
--------------------------------   -----------------------------     -----------------------
Diamond Georgia, LLC (General)                   .30%                            .30%
Tenaska Georgia, Inc. (General)                  .70                             .70
Tenaska Georgia I, L.P. (Limited)              99.00                           99.00
                                              ------                          ------
                                              100.00%                         100.00%
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Under the terms set forth in the Power Purchase Agreement (the "Power Purchase Agreement") with Exelon Generation Company, LLC ("Exelon"), Exelon is obligated to purchase the entire net electric power generated from the electric generation plant and is obligated to provide the natural gas and fuel oil for the electric generation plant for a term of 29 years. Exelon assumed the rights and obligations of PECO Energy Company under the Power Purchase Agreement as a result of the formation of Exelon Corporation through the merger of PECO Energy Company and Unicom Corporation. The Power Purchase Agreement provides for certain fixed payments, an availability bonus, along with variable payments. Commencing with commercial operation of two turbine-generators in June 2001 and the third turbine-generator in August 2001, the Limited Partnership recognizes related revenue from the sale of electricity in the months energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or penalties are recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the Power Purchase Agreement.

DEPRECIATION

Plant and equipment is recorded at cost and depreciated using the straight-line method. The estimated useful lives of the major asset categories are:

Electric generation plant                              38 years
Other plant and equipment                            5-20 years

DEFERRED FINANCE CHARGES

During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred. Commencing with commercial operation, the costs associated with the three operational turbine-generators are being amortized to expense over the term of the related debt using the bonds outstanding method. The costs associated with the remaining three turbine-generators will also be amortized to expense over the remaining term of the related debt using the bonds outstanding method once their operations commence.

CONTRACT COSTS

The Limited Partnership incurred direct costs associated with the Power Purchase Agreement. These costs have been capitalized and deferred. Commencing with commercial operation, the costs associated with the three operational turbine-generators are being amortized to expense over the 348-month term of the Power Purchase Agreement. The costs associated with the remaining three turbine-generators will also be amortized to expense over the remaining term of the Power Purchase Agreement once their operations commence.

PIPELINE AND INTERCONNECTION COSTS

The Limited Partnership incurred costs to secure a long-term water supply contract and to construct a natural gas pipeline, natural gas metering facilities and electrical interconnections. These costs have been capitalized and are being amortized to expense over the 348-month term of the Power Purchase Agreement commencing with commercial operation in June 2001.

RECLASSIFICATION

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

4. DEVELOPMENT WORK IN PROGRESS

The Limited Partnership entered into an Engineering, Procurement and Construction Contract ("EPC Contract") with Zachry Construction Corporation ("Zachry") to design, engineer, procure, expedite and supply all labor, equipment (including the gas turbines), materials, supervision and tools for the construction of the Facility for a total guaranteed lump-sum price of $230,363,464. As of September 30, 2001, the Limited Partnership has incurred costs of $184,477,465 under the terms of the EPC Contract. As of September 30, 2001, these costs have been capitalized as follows: (a) costs of $106,671,554 associated with the three turbine-generators achieving commercial operation are included in the accompanying balance sheets as Electric Generation Plant, (b) costs of $8,376,790 associated with electrical interconnections are included in the accompanying balance sheets as Pipeline and Interconnection Costs and (c) costs of $69,429,121 associated with the remaining three turbine-generators under construction are included in the accompanying balance sheets as Development Work in Progress.

As of September 30, 2001, a cumulative total of $13,875,328 of interest has been capitalized, of which $9,624,074 and $4,251,254 is included in the accompanying balance sheets as Electric Generation Plant and Development Work in Progress, respectively.

In 1999, the Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. The Limited Partnership has incurred costs of $2,802,322 under the terms of this agreement and construction is complete. This amount has been capitalized and is included in the accompanying balance sheets as Pipeline and Interconnection Costs.

Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The first three turbine-generators ("Initial Units") were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 were accepted as having achieved Commercial Operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement with Exelon, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001.

One of the Initial Units ("Unit 2") did not achieve commercial operation as scheduled due to damage sustained during testing. Repairs were made and Unit 2 was accepted as having achieved Commercial Operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership expects to assert any rights it may have to receive delay liquidated damages from Zachry, the amount of which is partially dependent on whether General Electric is ultimately responsible for all or any of the damages to Unit 2. As of September 30, 2001, the Limited Partnership has accrued liquidated damages of $1,600,000 from Zachry in accordance with the terms of the EPC Contract as a reduction of capitalized contract costs. Furthermore, this amount is included in the accompanying balance sheets as Other Receivables, and has been netted against amounts payable to Zachry of $987,010 under the EPC Contract as of September 30, 2001. The maximum amount the Limited Partnership could expect to receive as delay liquidated damages is $2,830,000. The actual amount of the liquidated damages to be recovered will be determined by who is ultimately responsible for the delay, which is unknown at this time.

The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages actually received by the Limited Partnership. Proceeds from the Limited Partnership's insurance policies are expected to pay for the costs to repair Unit 2 and have covered the shortfall in operating revenues and liquidated damages owed to Exelon after deduction for the policy deductible amounts. The financial impact to the Limited Partnership, net of insurance proceeds, will be covered with construction contingency funds.

The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of September 30, 2001, $2,700,396 is included in the accompanying balance sheets as Other Receivables, which is net of $1,136,248 of insurance proceeds received as of September 30, 2001. Furthermore, of the $3,836,644, $3,000,015 was used to reduce capitalized contract costs and $836,629, which was the portion of the claim related to lost operating margins, is included as Other Revenue on the accompanying statements of operations.

The Limited Partnership was required to pay Exelon liquidated damages of $5,150,020 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of September 30, 2001, the Limited Partnership's obligation has been satisfied. Of the liquidated damages paid to Exelon, $3,000,015 were covered by the Limited Partnership's delay-in-start-up insurance claim.

As of September 30, 2001, construction of the remaining three turbine-generators ("Units 4 - 6") was on schedule and within budget. Units 4 - 6 are scheduled to come on-line by June 1, 2002.

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

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. As of September 30, 2001, three turbine-generators are in commercial operation, resulting in operating revenues for the three and nine months ended September 30, 2001. As of September 30, 2001, three turbine-generators remain under construction.

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

Unit 2 did not achieve commercial operation as scheduled due to damage sustained during testing. The compressor section of the combustion turbine sustained significant blade damage from an object or objects of unknown origin in the compressor during initial testing of the unit. Repairs were made and Unit 2 was accepted as having achieved Commercial Operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership expects to assert any rights it may have to receive delay liquidated damages from Zachry, the amount of which is partially dependent on whether General Electric is ultimately responsible for all or any of the damages to Unit 2. As of September 30, 2001, the Limited Partnership has accrued liquidated damages of $1,600,000 from Zachry in accordance with the terms of the EPC Contract as a reduction of capitalized contract costs. Furthermore, this amount is included in the accompanying balance sheets as Other Receivables, and has been netted against amounts payable to Zachry of $987,010 under the EPC Contract as of September 30, 2001. The maximum amount the Limited Partnership could expect to receive as delay liquidated damages is $2,830,000. The actual amount of the liquidated damages to be recovered will be determined by who is ultimately responsible for the delay, which is unknown at this time.

The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages actually received by the Limited Partnership. Proceeds from the Limited Partnership's insurance policies are expected to pay for the costs to repair Unit 2 and have covered the shortfall in operating revenues and liquidated damages owed to Exelon after deduction for the policy deductible amounts. The financial impact to the Limited Partnership, net of insurance proceeds, will be covered with construction contingency funds.

The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of September 30, 2001, $2,700,396 is included in the accompanying balance sheets as Other Receivables, which is net of $1,136,248 of insurance proceeds received as of September 30, 2001. Furthermore, of the $3,836,644, $3,000,015 was used to reduce capitalized contract costs and $836,629, which was the portion of the claim related to lost operating margins, is included as Other Revenue on the accompanying statements of operations.

Exelon is currently fulfilling its contractual obligations under the Power Purchase Agreement and is purchasing the output from the three combustion turbines that have achieved commercial operation. The Limited Partnership was required to pay Exelon liquidated damages of $5,150,020 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of September 30, 2001, the Limited Partnership's obligation has been satisfied. Of the liquidated damages paid to Exelon, $3,000,015 were covered by the Limited Partnership's delay-in-start-up insurance claim.

As of September 30, 2001, construction of the remaining three turbine-generators ("Units 4 - 6") was on schedule and within budget. Units 4 - 6 are scheduled to come on-line by June 1, 2002.

On June 26, 2001, General Electric, the supplier of our combustion turbines, issued a technical information letter (the "TIL") regarding the possible existence of a subsurface flaw in the first stage buckets in a small population of its 7FA combustion turbines possibly including the Initial Units at the Facility. Units 4 - 6 are not affected by the TIL. GE recommended inspections and repairs, if necessary, at GE's cost prior to a combustion turbine reaching 250 start/stop cycles. The inspection specified in the TIL has been completed on all three Initial Units. As a result, there are no remaining conditions, limitations or restrictions required by the TIL.

RESULTS OF OPERATIONS

The results of operations for the three and nine month periods ended September 30, 2001 and 2000 may not be comparable with results of operations for future periods, especially when the Facility begins full operations in 2002.

Commercial operations commenced on June 1, 2001, June 2, 2001, and August 30, 2001 for Units 1, 3 and 2, respectively, under the Power Purchase Agreement. Revenues for the three and nine month periods ended September 30, 2001 were $5,327,569 and $6,877,030, respectively. For the three and nine month periods ended September 30, 2001, the Limited Partnership recognized electric revenues of $4,287,240 and $5,421,232, respectively, under the Power Purchase Agreement. For the three and nine month periods ended September 30, 2001, the Limited Partnership also recognized electric revenues of $203,700 and $619,169, respectively, associated with the sale of power during start-up testing prior to commercial operations being achieved. For each of the three and nine month periods ended September 30, 2001, the Limited Partnership recognized other revenue of $836,629 associated with the settlement of the Limited Partnership's delay-in-start-up insurance claim for the portion of the claim related to lost operating margins.

Operating expenses for the three and nine month periods ended September 30, 2001 were $2,246,455 and $3,826,839, respectively. Fuel costs associated with start-up, capacity and emissions testing for the three and nine month periods ended September 30, 2001 were $391,820 and $1,511,037, respectively. Other operating expenses for the three and nine month periods ended September 30, 2001 were $1,854,635 and

$2,315,802, respectively, of which depreciation and amortization expenses were $819,914 and $1,024,436, respectively.

For the three and nine month periods ended September 30, 2001, costs incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, in the amount of $1,280,857 and $3,591,019, respectively, have been capitalized as Contract Costs. Commencing with commercial operation, Contract Costs associated with the Initial Units are being amortized to expense over the 348-month term of the Power Purchase Agreement. Contract Costs associated with Units 4-6 will also be amortized to expense over the remaining term of the Power Purchase Agreement once their operations commence.

For the three and nine month periods ended September 30, 2001, total costs in the amount of $20,336,674 and $80,888,040, respectively, were capitalized as Development Work in Progress. For the three and nine month periods ended September 30, 2001, interest capitalized as Development Work in Progress was $1,764,519 and $7,948,032, respectively. As of September 30, 2001, total Development Work In Progress costs, including interest, have been capitalized as follows: (a) costs of $116,295,628 associated with the three turbine-generators achieving commercial operation are included in the accompanying balance sheets as Electric Generation Plant, (b) costs of $8,376,790 associated with electrical interconnections are included in the accompanying balance sheets as Pipeline and Interconnection Costs and (c) costs of $73,680,375 associated with the remaining three turbine-generators under construction are included in the accompanying balance sheets as Development Work in Progress.

A portion of the proceeds from the sale of the Bonds has not yet been expended on construction and is invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds is included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility is capitalized as Development Work in Progress and Electric Generation Plant. Interest expense incurred on the Bond proceeds not spent on construction is included as interest expense. For the three and nine month periods ended September 30, 2001, interest, net of amounts capitalized, of $4,948,020 and $11,857,237, respectively, has been expensed. For the three and nine month periods ended September 30, 2001, interest in the amount of $494,534 and $3,029,467, respectively, has been recorded as investment income.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the Initial Units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the 29-year Power Purchase Agreement with Exelon will be adequate to support our costs of operations.

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

November 8, 2001              TENASKA GEORGIA PARTNERS, L.P.
                              a Delaware limited partnership

                              By:  TENASKA GEORGIA, INC.
                                   a Delaware corporation, as General Partner of Tenaska Georgia Partners, L.P.


                              By:  /s/  MICHAEL F. LAWLER
                                   --------------------------------------------
                                   Michael F. Lawler
                                   Vice President of Finance and Treasurer