Form 10-K405
period 2001-12-31
TENASKA GEORGIA PARTNERS LP
filed 2002-03-15
CIK 1103388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Prospectus filed pursuant to Rule 424(b)(3)
         under the Securities Act of 1933 are incorporated by reference into Part I of this report.

                         TENASKA GEORGIA PARTNERS, L.P.

                                 FORM 10-K INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Business                                                           3

Item 2.    Properties                                                         8

Item 3.    Legal Proceedings                                                  8

Item 4.    Submission of Matters to a Vote of Security Holders                8


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                9

Item 6.    Selected Financial Data                                            9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk        18

Item 8.    Financial Statements and Supplementary Data                       18

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          18


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                19

Item 11.   Executive Compensation                                            20

Item 12.   Security Ownership of Certain Beneficial Owners and Management    20

Item 13.   Certain Relationships and Related Transactions                    20


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   22

           Signatures                                                        26

           Financial Statement Index                                        F-1

Unless otherwise indicated or the context otherwise requires, all references to "we," "us," "our," "ours," "the limited partnership," "the partnership" or similar terms refer to Tenaska Georgia Partners, L. P.

Except for historical information contained herein, certain statements contained in this report are forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "intends," "will," "should" or "anticipates," or by the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Although these statements are based upon assumptions the partnership believes are reasonable, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such risks, uncertainties and other factors are discussed in this report under the heading "Risk Factors" contained in Part II, Item 7.


                                     PART 1

ITEM 1.  BUSINESS

                                 THE PARTNERSHIP

We are a Delaware limited partnership formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain an electric generating plant in Heard County, Georgia that will include six gas turbine-generators. In this report, we refer to this plant as the "Facility" and, together with all its associated contracts and infrastructure that we may own and lease, as "our project" or "the project." We do not engage and do not intend to engage in any business activities other than those related to our project. We were inactive prior to calendar year 1999 and commenced development activities during such year. As of December 31, 2001, three turbine-generators are in commercial operation, with three additional turbine-generators still under construction.

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

THE FACILITY AND THE POWER PURCHASE AGREEMENT

The Facility is a natural gas-fired simple-cycle electric generating plant with a nominal summer rating of 936 megawatts ("MW"), of which 465 MW are in operation as of December 31, 2001. The Facility is being constructed in Heard County, Georgia, approximately 40 miles southwest of Atlanta. The Facility uses natural gas to produce electric energy and fuel oil as a back-up fuel. The Facility serves as a peaking facility, operating primarily during the summer months with very low capacity factors during the remainder of the year.

All of the Facility's net capacity and electrical output is sold to Exelon Generation Company, LLC ("Exelon") under a Power Purchase Agreement (the "Power Purchase Agreement") dated August 24, 1999. PECO Energy Company ("PECO") was the original counterparty to the Power Purchase Agreement. During 2001, Exelon assumed the rights and obligations of PECO under the Power Purchase Agreement as a result of the formation of Exelon Corporation through the merger of PECO and Unicom Corporation.

The Power Purchase Agreement provides for completion of the Facility in two stages of three turbine-generators each. The base term of the Power Purchase Agreement expires 29 years after the first three turbine-generators ("Initial Units") are operational. The Initial Units were scheduled to be operational by June 1, 2001. Under the terms of the Power Purchase Agreement, Units 1, 2 and 3 commenced commercial operation effective June 1, August 30 and June 2, 2001, respectively. The second three turbine-generators are scheduled to be operational by June 1, 2002. This date is subject to adjustment to a limited extent in the case of a FORCE MAJEURE event.

Exelon is responsible for supplying all the natural gas and fuel oil necessary to fulfill our obligations under the Power Purchase Agreement. Fuel oil operation is limited by the air permit to 57 million gallons in any consecutive 12-month period and is expected to occur only when natural gas is not available. The turbine-generators can be fueled by either natural gas or fuel oil, and will be capable of switching fuels while operating at reduced capacity. Exelon will have the ability to dispatch any turbine-generator upon the turbine-generator achieving operational status, as defined in the Power Purchase Agreement.

All of the capacity and energy produced by the Facility is committed to be sold to Exelon, except for electricity that is used for the Facility's own energy needs. The Power Purchase Agreement provides for certain fixed payments, subject to off-setting payments by us to Exelon for reduced availability, an availability incentive bonus and other variable payments. We expect that the fixed payments, which are payable whether or not Exelon chooses to dispatch any of the turbine-generators, will be adequate to cover our debt service and our fixed operating and maintenance costs and to provide us with a return on equity.

CONSTRUCTION

The Facility is being constructed by Zachry Construction Corporation ("Zachry" or the "EPC Contractor") pursuant to an Engineering, Procurement and Construction Contract (the "EPC Contract"). Pursuant to a Contract for Purchase (the "Turbine Contract"), General Electric Company ("General Electric") is obligated to provide six turbine-generators that will be used to produce the electric energy at the Facility. On November 10, 1999, the right to acquire the turbine-generators under the Turbine Contract was assigned to Zachry, who acquired the turbine-generators as a part of its obligations under the EPC Contract. The Turbine Contract specifies shipment and delivery date obligations for the six combustion turbines and six generators ranging from September 30, 2000 through December 1, 2001. As of December 31, 2001, all six combustion turbines and all six generators were on site. General Electric is obligated to pay damages to the EPC Contractor if the performance of the turbine-generators is not as required under the Turbine Contract.

Under the EPC Contract, we are obligated to pay a fixed price to the EPC Contractor for the construction of the Facility and its related electric interconnection facilities (including the cost of the turbine-generators under the Turbine Contract), which as of December 31, 2001 was $230,425,065 (subject to increase for scope changes). The EPC Contract contains liquidated damages provisions for late completion and for failure to meet various performance guarantees. The EPC Contractor's aggregate liability for liquidated damages for such late completion and for failure to meet the performance guarantees is limited to 30 percent of the fixed price. The EPC Contractor has warranty obligations under the EPC Contract for the entire Facility, which are supported by the warranty obligations of General Electric under the Turbine Contract for the turbine-generators. The EPC Contractor's obligations under the EPC Contract are guaranteed by its parent company, H.B. Zachry Company. The EPC Contractor has provided a payment and performance bond in the amount of $229,189,832 issued by United States Fidelity and Guaranty Company.

On September 10, 1999, we delivered to Zachry a limited notice to proceed, which authorized the commencement of geotechnical investigations and engineering and procurement activities. We delivered to Zachry full notice to proceed on November 10, 1999, which was the date of issuance of the original bonds. As of December 31, 2001, construction of the Facility was on schedule.

LONG TERM PARTS AND LONG TERM SERVICE CONTRACT

Pursuant to a Long Term Parts and Long Term Service Contract (the "LTSA"), General Electric International Inc. ("GEI") is providing long-term parts and servicing with respect to major parts replacement and repair, inspection and overhaul services for the turbine-generators. Certain other general operations and maintenance services for our project are being provided by Tenaska Operations, Inc. under an Operations and Maintenance Agreement.

OPERATIONS AND MAINTENANCE AGREEMENT

We entered into an Operations and Maintenance Agreement (the "O&M Agreement") with Tenaska Operations, Inc. (the "Operator") on September 10, 1999 for the operation and maintenance of our project. The O&M Agreement has a term of 29 years from the date of commercial operation of the Initial Units. The Operator is compensated with a fixed management fee and an incentive fee, which includes an availability adjustment based on performance.

The Operator is organized under Delaware law and is a wholly owned subsidiary of Tenaska, Inc., which is a wholly owned subsidiary of Tenaska Energy, Inc. The Operator was formed to provide operations and maintenance services to electric generating facilities in which affiliates of Tenaska, Inc. have an ownership interest. Tenaska, Inc. provides management oversight of the Operator, pursuant to a service agreement between the Operator and Tenaska, Inc. Pursuant to the O&M Agreement, the Operator has provided initial start-up support for our project prior to the date of commercial operation of the Initial Units, and is obligated to operate and maintain the Initial Units now in commercial operation and operate and maintain our completed project. The Operator is obligated to provide skilled personnel, procedures, training, administrative, management, and professional and technical services necessary for the safe and reliable start-up, commissioning, operation and maintenance of our project.

FUEL ARRANGEMENTS

Exelon is obligated to supply us with all the fuel necessary to produce electric energy for Exelon. We entered into the Interconnect, Reimbursement and Operating Agreement with Transcontinental Gas Pipe Line Corporation ("Transco") on August 18, 1999 (the "Gas Interconnect Agreement"). Under this agreement, Transco has installed and owns metering facilities for an interconnection between Transco's pipeline and a lateral gas pipeline that has been constructed to deliver natural gas from this interconnection point to the facility site. The gas pipeline is part of the property owned by the Development Authority of Heard County and leased to us under a conduit financing arrangement. As of December 31, 2000, the construction of this lateral gas pipeline was complete pursuant to a Fixed Price Engineering, Procurement and Construction Contract between us and Willbros Engineers, Inc.

Fuel oil is delivered to the facility site by truck and stored in a 165,000 barrel storage tank. We expect this quantity to be sufficient to operate all six turbine-generators for over 80 hours at full capacity. A fuel oil unloading facility has been constructed to enable the Facility to operate on fuel oil for greater than 80 hours, should the need arise, subject to air permit restrictions.

ELECTRIC INTERCONNECTION ARRANGEMENTS

The Facility has been interconnected to the Georgia Integrated Transmission System under our Interconnection Agreement with Georgia Power Company ("Georgia Power"). Construction of the interconnection facilities is included under the EPC Contract. The interconnection facilities were completed and energized in mid-February 2001 and ownership of the interconnection facilities has been transferred to Georgia Power in accordance with the Interconnection Agreement. The Georgia Integrated Transmission System consists of the aggregate of the Georgia transmission assets of Georgia Power, Georgia Transmission Corporation and two other participants, and was created through bilateral contracts between Georgia Power on the one hand and each of the other three participants on the other hand. The point of interconnection of the Facility is on a portion of the transmission system owned and maintained by Georgia Transmission Corporation.

WATER AND WASTEWATER ARRANGEMENTS

The Facility requires water to operate the evaporative coolers of the turbine-generators and to operate the turbine-generators on fuel oil. Commencing in 2001, we began purchasing our water from the Heard County Water Authority under a Water Purchase Agreement, the term of which extends for 30 years after we purchase water pursuant to its terms. We expect that water stored in a seven million gallon demineralized water storage tank, located on the facility site, combined with the 350 gallons per minute of water supplied by the Heard County Water Authority pursuant to the Water Purchase Agreement, will provide sufficient water to operate the turbine-generators on fuel oil for approximately 160 hours over a two-week period. Wastewater is produced when the evaporative coolers are used or when fuel oil is fired. This wastewater is discharged into Hilly Mill Creek under the partnership's wastewater discharge permit.

                       BUSINESS AND REGULATORY ENVIRONMENT

COMPETITION

Pursuant to the Power Purchase Agreement, Exelon is required to purchase all of the Facility's capacity up to "Contract Capacity" and, pursuant to its request, the Facility's energy. The Power Purchase Agreement generally prohibits us from selling capacity or energy to third parties. Therefore, during the term of the Power Purchase Agreement, competition from other capacity and energy providers will become an issue only if Exelon breaches its agreement and ceases to purchase the Facility's capacity and energy or the Power Purchase Agreement is otherwise terminated or not performed in accordance with its terms.

EMPLOYEES

We have no employees and do not anticipate having any employees in the future. Pursuant to our O&M Agreement with the Operator, the Operator is operating and maintaining the Facility. The direct labor personnel and the plant operations management are employees of the Operator.

                                ENERGY REGULATION

The Facility operates as an "exempt wholesale generator." On July 9, 1999, the Federal Energy Regulatory Commission (the "FERC") issued an order finding the partnership as an "exempt wholesale generator." On July 28, 1999, the FERC issued an order accepting the partnership's market based rate filing, and granting waivers of various regulatory requirements that apply to traditional electric utilities.

An exempt wholesale generator is a public utility under the Federal Power Act, and the partnership, when operating solely as an exempt wholesale generator, is subject to the jurisdiction of the FERC with respect to its wholesale electric rates and other matters. An exempt wholesale generator must be engaged exclusively in the business of owning or operating an eligible facility and selling electricity at wholesale. An eligible facility is a generating facility that is used solely to produce electricity exclusively for sale at wholesale. An exempt wholesale generator is exempt from the Public Utility Holding Company Act of 1935 and no company will become a holding company under the Public Utility Holding Company Act of 1935 due to its holding 10 percent or more of the voting securities or partnership interests in the partnership. There is no restriction on the proportion of equity interest in an exempt wholesale generator that may be held by electric utilities and electric utility holding companies. As an exempt wholesale generator, the partnership's sale of electricity to Exelon in the wholesale market is exempt from rate regulation as an electric utility under state law.

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

The Rule set forth an annual NOx emissions budget for each affected jurisdiction and required each such jurisdiction to submit a SIP demonstrating how it would meet its budget. The Rule, as it affects Georgia, was stayed by court action. However, Georgia is expected to again be included in the region affected by the Rule due to subsequent court actions and rulemaking activities. Depending upon how the SIP for Georgia would allocate the burden of compliance with the Rule as between existing generating stations and new generating stations (such as the Facility) and how Georgia may modify its SIP from time to time to address the Atlanta ozone non-attainment area, the cost of operating the Facility could be materially adversely affected.

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

The EPC Contractor has guaranteed that the Facility will meet a NOx emissions standard of 30 ppm when fired on natural gas, but the guarantee for firing on fuel oil is at 42 ppm, which is the limitation in the Facility's air permit. We do not believe that the Facility can meet a 30 ppm NOx emissions standard when operating on fuel oil based on its present design and intended manner of operation. There are currently no proven capital or operating modifications that would reduce NOx emissions at the Facility to 30 ppm when operating on fuel oil.

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

Under the Power Purchase Agreement we cannot be required to generate energy in violation of applicable law. The FORCE MAJEURE provisions in the Power Purchase Agreement with Exelon require that in the case of FORCE MAJEURE the affected party "shall exercise due diligence to remove such inability with all reasonable dispatch." In the event that the Facility is prohibited from operating on fuel oil during the ozone-period due to the 30 ppm NOx emissions standard, we believe (but cannot provide any assurance) that we will be excused under the FORCE MAJEURE provisions of the Power Purchase Agreement from operating on fuel oil during this period. However, there can be no assurance that we will not be materially and adversely affected by the Facility's inability to operate on fuel oil during the ozone-period.

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

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA"). Under CERCLA, the facility site could be investigated for potential environmental contamination. Investigation prior to the purchase of the facility site revealed no evidence of the release of CERCLA-listed substances nor the presence of any significant soil contamination. CERCLA requires the cleanup of sites from which there has been a release or threatened release of hazardous substances. In the Phase I Environmental Site Assessment, the facility site was found to be undeveloped with no evidence of recognized adverse environmental conditions.

                                  PERMIT STATUS

We obtained all of the construction permits required to be obtained by us to begin construction of the Facility and expect to obtain (or our contractors will obtain) all other construction permits required for timely completion of our project.


ITEM 2.  PROPERTIES

The facility site lies in the middle of the Southern Company transmission system, which extends from Mississippi to South Carolina and from Tennessee to Florida. In order to receive certain tax incentives, we entered into a conduit financing arrangement with the Development Authority of Heard County, Georgia (the "Authority"). The Authority owns the Facility, the facility site and certain related infrastructure facilities and easements (collectively, the "Properties"). We used the proceeds from the original bonds to purchase certain revenue bonds issued by the Authority and enter into a lease agreement with the Authority.

Under the lease agreement, the Authority leases the Properties to us and we have agreed to make rent payments sufficient to pay, when due, the principal of and interest on the revenue bonds issued by the Authority. The revenue bonds are secured by a mortgage on the Properties. We have guaranteed the payment obligations of the Authority on its revenue bonds. The revenue bonds have been issued in the same principal amount as, and bear interest at the same rate as the Bonds and are redeemable at our option. The Authority transferred the proceeds of the revenue bonds into a special construction fund, which is being used, along with any equity contributions from our partners, to fund construction and related costs of the Facility. Upon payment in full on the revenue bonds, the Properties will be conveyed to us.

The Facility is an electric generating plant with a nominal summer rating of 936 MW. It is located on a site near Georgia State Highway 34 in Heard County, Georgia, approximately 40 miles southwest of Atlanta. The Facility, when completed, will include six turbine-generators. Each turbine-generator contains an enclosed inlet air filter, evaporative cooler, air compressor, dual fuel combustion system, power turbine, 3,600 rpm 60 Hz generator and auxiliary systems. In each of the turbine-generators, atmospheric air and water are delivered into the turbine combustion chamber for NOx control when firing fuel oil. Fuel oil operation is limited by the air permit to 57 million gallons in any consecutive 12-month period and is expected to occur only when natural gas is not available. The turbine-generators can be fueled by either natural gas or fuel oil, and will be capable of switching fuels while operating at a reduced capacity.


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


                                             YEARS ENDED DECEMBER 31,
                                -------------------------------------------------
                                       2001           2000               1999
                                -------------------------------------------------
STATEMENT OF OPERATIONS DATA
      Revenue                    $  11,972,964    $          --    $          --
      Operating expenses             7,483,365               --               --
      Start-up costs                        --               --        6,392,478
      Interest expense, net of
        amounts capitalized         16,683,053       20,489,333        3,409,413
      Investment income              3,196,517       12,567,884        2,023,092
      Net loss                      (8,996,937)      (7,921,449)      (7,778,799)

BALANCE SHEET DATA
      Current assets             $  12,261,206    $ 143,909,777    $ 244,170,316
      Total assets                 268,984,494      277,331,958      271,254,578
      Current liabilities           15,801,811       16,093,381        3,946,876
      Long-term liabilities        277,879,868      276,938,825      275,086,501
      Partners' deficit            (24,697,185)     (15,700,248)      (7,778,799)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. Prior to calendar year 1999, we were inactive. During 2001, three turbine-generators achieved commercial operation and began generating operating revenues. Three turbine-generators still remain under construction as of December 31, 2001.

On November 10, 1999, we obtained $275,000,000 of project financing from the sale of the Bonds. Our partners have committed to fund up to $35,500,000 in equity contributions, of which $13,000,000 was contributed during January 2002. The total net cost of the construction of the Facility is estimated to be approximately $310,500,000, which is being financed by the proceeds from the sale of the Bonds and the equity contributions.

FACILITY CONSTRUCTION

Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The Initial Units were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 achieved commercial operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement with Exelon, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001, which was one day late.

Unit 2 did not achieve commercial operation as scheduled due to damage sustained during testing. The compressor section of the combustion turbine sustained significant blade damage from an object or objects of unknown origin in the compressor during initial testing of the unit. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, we will assert our rights to receive delay liquidated damages from Zachry. As of December 31, 2001, we have accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been netted against amounts payable to Zachry under the EPC Contract as of December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages that we actually receive. Proceeds from our insurance policies are expected to pay for the costs to repair Unit 2 and have covered the shortfall in operating revenues and liquidated damages owed to Exelon after deduction for the policy deductible amounts. The financial impact to us, net of insurance proceeds, will be covered with construction contingency funds.

Our delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of December 31, 2001, $208,021 is included in the accompanying balance sheets as other receivables. Insurance proceeds of $3,628,623 were received as of December 31, 2001. Furthermore, of the $3,836,644, $3,000,015 was used to reduce capitalized contract costs and $836,629, which was the portion of the claim related to lost operating margins, is included as other revenue on the accompanying statements of operations.

Exelon is currently fulfilling its contractual obligations under the Power Purchase Agreement and is purchasing the output from the three turbine-generators that have achieved commercial operation. We paid Exelon liquidated damages of $5,150,020 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of December 31, 2001, our obligation has been satisfied. Of the liquidated damages paid to Exelon, $3,000,015 were covered by our delay-in-start-up insurance claim.

As of December 31, 2001, construction of the remaining three turbine-generators ("Units 4, 5 and 6") was on schedule and within budget. Units 4, 5 and 6 are scheduled to achieve commercial operation by June 1, 2002.

On June 26, 2001, General Electric, the supplier of our turbine-generators, issued a technical information letter (the "TIL") regarding the possible existence of a subsurface flaw in the first stage buckets in a small population of its 7FA combustion turbines, which possibly include the Initial Units at the Facility. Units 4, 5 and 6 are not affected by the TIL. General Electric recommended inspections and repairs, if necessary, at General Electric's cost prior to a combustion turbine reaching 250 start/stop cycles. The inspection specified in the TIL has been completed on all three Initial Units. As a result, there are no remaining conditions, limitations or restrictions required by the TIL.

RESULTS OF OPERATIONS

The results of operations may not be comparable with results of operations during future periods, especially when the Facility begins full operations in 2002.

Commercial operations commenced on June 1, 2001, June 2, 2001, and August 30, 2001 for Units 1, 3 and 2, respectively, under the Power Purchase Agreement. Revenues for the year ended December 31, 2001 were $11,972,964, consisting primarily of electric revenues of $11,136,335. We recognized electric revenues of $10,303,732 under the Power Purchase Agreement and $832,603 associated with the sale of power to Tenaska Power Services Co., an affiliate, during start-up testing prior to commercial operation of the Initial Units. For further discussion of the sale of start-up power, see "Tenaska Power Services Co." within Part III, Item 13. For the year ended December 31, 2001, we recognized other revenue of $836,629 associated with the settlement of our delay-in-start-up insurance claim for the portion of the claim related to lost operating margins.

Operating expenses for the year ended December 31, 2001 were $7,483,365. Fuel costs associated with start-up, fuel oil commissioning, capacity and emissions testing for the period were $2,573,708. Other operating expenses for the period were $4,909,657, of which depreciation and amortization expenses were $1,984,197.

For a portion of the year ended December 31, 1999, we were primarily in the start-up phase without core contracts or bond financing and, as a result, costs of $6,392,478 incurred for management fees, professional and consulting fees, and other costs were expensed as start-up costs. By the end of August 1999, the Power Purchase Agreement was signed. By the end of November 1999, in addition to the Power Purchase Agreement, core contracts associated with the construction and financing of the Facility had been completed and, as a result, we moved from the start-up phase to the development phase. As of December 31, 2001, costs of $9,891,268 incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, have been capitalized as contract costs.

As of December 31, 2001, total development work in progress costs of $238,912,333 have been capitalized. Included in these total costs are costs incurred under the EPC Contract, including estimated sales taxes on construction of the Facility, of $223,119,719 and capitalized interest of $15,792,614. As of December 31, 2001, total development work in progress costs, including interest, have been capitalized as follows: (a) costs of $118,281,179 associated with the three turbine-generators achieving commercial operation are included in the accompanying balance sheets as electric generation plant, (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs and (c) costs of $112,491,923 associated with the remaining three turbine-generators still under construction are included in the accompanying balance sheets as development work in progress.

As of December 31, 2001, costs of $2,804,140 have been capitalized as gas pipeline costs and are included in the accompanying balance sheets as pipeline and interconnection costs.

As of December 31, 2001, we have incurred costs of $3,760,000 for initial and operational spare parts under the terms of the LTSA. These costs have been capitalized and are included in the accompanying balance sheets as inventory. In addition, $315,200 was expensed during 2001 for monthly maintenance charges and usage adjustments under the terms of the LTSA, which was less than estimated due to delays in LTSA performance start dates.

Under the terms of the O&M Agreement, we incurred costs of $341,625 during the year ended December 31, 2001, of which $150,000 related to the pre-commercial operating period and was capitalized as contract costs.

The portion of the proceeds from the sale of the Bonds not yet expended on construction was invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds was included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility has been capitalized as development work in progress and electric generation plant. Interest expense incurred on the Bond proceeds not spent on construction was included as interest expense. For the years ended December 31, 2001, 2000 and 1999, interest, net of amounts capitalized, of $16,683,053, $20,489,333 and $3,409,413, respectively, has been expensed. For the years ended December 31, 2001, 2000 and 1999, interest in the amount of $3,196,517, $12,567,884 and $2,023,092, respectively, has been recorded as investment income.

LIQUIDITY AND CAPITAL RESOURCES

We believe that the net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, anticipated revenues from the operation of the Initial Units and proceeds from the equity contributions will be sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. After the Facility is placed in commercial operation, we expect that our revenues under the Power Purchase Agreement with Exelon will be adequate to support our costs of operations.

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

BUSINESS STRATEGY AND OUTLOOK

Our overall business strategy is to perform as agreed under the Power Purchase Agreement and to maximize our revenues under the Power Purchase Agreement by earning incentive payments available through achieving certain availability and efficiency levels. We intend to cause the Facility to be managed, operated and maintained in compliance with all applicable documents relating to our project and all applicable legal requirements.

CRITICAL ACCOUNTING POLICIES

Please refer to the "Notes to Financial Statements" included in the financial statements attached to this Annual Report on Form 10-K regarding our critical and other accounting policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There are currently no recent accounting pronouncements issued by the Financial Accounting Standards Board that are expected to have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Various statements contained in this report are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which speak as of the date hereof, can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "intends," "will," "should," or "anticipates," or by the negative forms or other variations of these terms or comparable terminology, or by the discussions of strategy. Although these statements are based on assumptions that we believe are reasonable, no assurance can be given that the future results covered by these statements will be achieved. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by these statements. The most significant of these risks, uncertainties and other factors are discussed under the heading "Risk Factors" below.

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

The Power Purchase Agreement obligates us to pay liquidated damages to Exelon if certain delays cause any turbine-generator to become operational later than scheduled. We will not be obligated to pay liquidated damages until after twelve months of delay if the delay is by reason of a FORCE MAJEURE event under the Power Purchase Agreement against which business interruption insurance is not available or an act or omission of Exelon. The aggregate amount of liquidated damages payable by the partnership to Exelon for delay will not exceed (i) $8 million for each turbine-generator and (ii) $25 million in the aggregate. During the year ended December 31, 2001, we paid Exelon liquidated damages of $5,150,020 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. The present construction schedule for the final three turbine-generators does not anticipate the payment of any liquidated damages to Exelon, but there can be no assurance that this schedule will be met. If the final three turbine-generators have not all achieved operational status by June 1, 2003, subject to adjustment to a limited extent for FORCE MAJEURE events, Exelon has the right to terminate the Power Purchase Agreement in respect of the final three turbine-generators.

THE LIQUIDATED DAMAGES THAT WE MAY RECEIVE UNDER THE EPC CONTRACT MAY NOT FULLY COMPENSATE US FOR OUR LOSSES IF THERE IS A DELAY IN CONSTRUCTION OR IF THE COMPLETED FACILITY DOES NOT SATISFY ITS PERFORMANCE REQUIREMENTS.

We are entitled to receive liquidated damages from the EPC Contractor upon the occurrence of certain delays. We are not entitled to receive these liquidated damages if the delay is caused by a FORCE MAJEURE event under the EPC Contract or certain acts or omissions by us, including the exercise by us of certain of our rights under or with respect to the Turbine Contract. If one or more turbine-generators do not achieve operational status by their scheduled dates under the EPC Contract, the EPC Contractor could be obligated to pay us liquidated damages at the rates determined under the EPC Contract. If and to the extent that a delay is caused by an unexcused failure by General Electric to perform under the Turbine Contract, the liquidated damages payable by the EPC Contractor under the EPC Contract may be in a lower amount. The total amount of these liquidated damages payable because of delay in achieving operational status, in the aggregate for all turbine-generators, is 22.5 percent of the fixed price payable to the EPC Contractor for its performance under the EPC Contract, which as of December 31, 2001 was $230,425,065 (subject to increase for scope changes).

As described under "Facility Construction" in Part II, Item 7, because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, we will assert our rights to receive delay liquidated damages from the EPC Contractor. As of December 31, 2001, we have accrued liquidated damages of $1,600,000 due from the EPC Contractor in accordance with the terms of the EPC Contract, with the final amount due not yet determined. Any amount received from the EPC Contractor for the Unit 2 delay will reduce the total amount which could be received in the event of claims relating to Units 4, 5 and 6. We are also entitled to receive performance liquidated damages of up to 22.5 percent of the fixed price in the aggregate for all turbine-generators from the EPC Contractor if one or more turbine-generators cannot satisfy tests that measure their net power output and net heat rate, among other things, against the guaranteed standards included in the EPC Contract. The EPC Contract limits the aggregate amount of delay and performance liquidated damages for all turbine-generators to 30 percent of the fixed price.

Certain liquidated damages are offset by any net revenue received by us from a turbine-generator's operation prior to entering commercial operation. There can be no assurance that any liquidated damage payments would be sufficient to pay for any increased costs to pay interest during construction on the Bonds, to replace lost revenues or to pay liquidated damages to Exelon if the completion of our project is delayed or if our project does not operate as designed. Further, if the EPC Contractor is required to pay liquidated damages as discussed above, there can be no assurance that the EPC Contractor, its guarantor or the provider of the EPC Contractor's payment and performance bond will have the financial resources available to do so.

THE AMOUNT THAT WE HAVE BUDGETED TO COVER INCREASED COSTS, THE AMOUNT OF OUR INSURANCE COVERAGE AND OUR OTHER RESOURCES MAY BE INSUFFICIENT TO COVER UNANTICIPATED COST OVERRUNS OR DELAYS IN ACHIEVING COMMERCIAL OPERATION.

We had included a contingency fund of approximately $12 million in our construction budget to cover FORCE MAJEURE and other events that may give rise to delays or cost overruns. As of December 31, 2001, the estimated unspent contingency ranges from approximately $5.5 million to $6.7 million, depending upon the amount of liquidated damages actually recovered for the Unit 2 delay. The decrease in the estimated contingency is primarily due to EPC Contract scope changes of approximately $1.8 million, additional start-up and construction related costs of approximately $3.4 million and the financial impact of the Unit 2 delay, net of insurance proceeds, which is expected to range from approximately $0.1 million to $1.3 million, depending upon the amount of liquidated damages actually recovered. There can be no assurance, however, that the amount of the contingency and the proceeds of any delayed opening insurance will be sufficient to pay for increased costs to pay interest during construction on the Bonds, or to replace lost revenues or to pay liquidated damages to Exelon resulting from any such events. In particular, we are required to pay principal and interest due on the Bonds without regard to any FORCE MAJEURE events under the EPC Contract. There can be no assurance that the schedule for completion of the final three turbine-generators will be met.

The Facility is currently scheduled to be completed by June 1, 2002. While we are receiving revenues from operation of the Initial Units, and have included the amount of these anticipated revenues among our sources for payment of costs of our project, including interest on our outstanding Bonds, until the anticipated date of commercial operation of the entire project, we cannot assure you that any or all of the final three turbine-generators will be successfully and timely constructed, or that the amount of revenues that we will receive from operation will be as projected. If the revenues are less than we have projected, we would be required to use contingency funds and the proceeds of any delayed opening insurance, if available, and there is no assurance that the amount of these contingency funds and insurance proceeds would be sufficient to make up the shortfall.

Prior to all turbine-generators becoming operational, the only sources available to us to make payment on the Bonds are the following:

         - a portion of net proceeds from the issuance of the revenue bonds issued by the Development Authority of Heard County which were purchased with the proceeds of the Bonds,
         -    any investment earnings on these proceeds,
         -    revenues from the operation of the Initial Units,
         -    budgeted contingency funds,
         -    insurance proceeds,
         -    certain liquidated damages payable under the EPC Contract, and
         -    equity contributions.

We have satisfied all interest payment obligations on the Bonds through February 1, 2002, with the next interest payment being due on August 1, 2002. If the date of commercial operation of the final three turbine-generators were delayed, or if by reason of operational problems or otherwise the revenues from the Initial Units were less than projected, these sources might not be sufficient to pay amounts due on the Bonds after February 1, 2002. While the construction budget includes a contingency amount, and while under certain circumstances there may be liquidated damages or insurance proceeds available to fund this shortfall, there is no assurance that these amounts would be available or sufficient to permit the partnership to pay amounts due on the Bonds. Moreover, the achievement of operational status of the Initial Units does not guarantee that the final three turbine-generators will achieve operational status on time, if at all. Until the final three turbine-generators are operational, payment of interest on the Bonds will remain dependent on the funds available from the sources listed above. See "Construction Risk" above.

                DEPENDENCE ON OTHER THIRD PARTIES; CONTRACT RISKS

WE DEPEND ON ONE ENTITY TO PURCHASE ALL OF THE OPERATING OUTPUT OF THE FACILITY.

Payments by Exelon under the Power Purchase Agreement represent our sole source of revenue. Accordingly, our ability to pay amounts due on the Bonds will be significantly impaired if Exelon stops making payments under the Power Purchase Agreement for any reason.

Exelon is our sole customer, the sole recipient of the capacity and energy output of the Facility and the sole provider of natural gas and fuel oil necessary to operate the Facility. The viability of our project is subject to the continued creditworthiness of Exelon and its continued performance under the Power Purchase Agreement. Payments made by Exelon will provide us with all of our revenues during the term of the Power Purchase Agreement. If Exelon were to cease fulfilling its obligations under the Power Purchase Agreement, it is uncertain whether we would be able to find another purchaser of the Facility's output or supplier of the Facility's natural gas and fuel oil requirements. If another purchaser were found, we cannot assure you that the price paid by that purchaser and the cost of alternate fuel arrangements, if required, would enable us to pay amounts due on the Bonds. Because the Facility is designed to operate as a peaking facility, we will have higher total fuel costs than combined cycle plants against which we may be competing in the event that the Power Purchase Agreement is terminated and the Facility operates as a merchant plant or otherwise. If Exelon failed to make capacity, energy and the other payments required under the Power Purchase Agreement, Exelon would be in default of the Power Purchase Agreement and our revenues would be adversely affected. In turn, our ability to pay amounts due on the Bonds would also be adversely affected.

The ability of Exelon to meet its obligations under the Power Purchase Agreement will be dependent on Exelon's financial condition generally. In the event that Exelon sells or otherwise transfers its power marketing business, Exelon may assign the Power Purchase Agreement without our consent to the buyer or transferee of that business if (i) the buyer or transferee has a senior unsecured public debt rating by Moody's or S&P that is not lower than Exelon's comparable unsecured senior debt rating at the time of that transfer and (ii) we receive confirmation of the rating of that buyer or transferee after giving effect to that buyer's or transferee's assumption of the Power Purchase Agreement.

PECO Energy Company ("PECO") was the original counterparty to the Power Purchase Agreement. During 2001, Exelon assumed the rights and obligations of PECO under the Power Purchase Agreement as a result of the formation of Exelon Corporation through the merger of PECO and Unicom Corporation.

WE DEPEND UPON GEORGIA POWER FOR ELECTRIC INTERCONNECTION SERVICE.

We are relying on Georgia Power to maintain interconnection services of the Facility to the Georgia Integrated Transmission System, and Georgia Power in turn is relying on its rights under its bilateral contract with Georgia Transmission Corporation ("Georgia Transmission") in order to perform this service. This contract terminates at the election of either party in 2012 or earlier upon the dissolution, liquidation or bankruptcy of either party. If Georgia Power's participation in the Georgia Integrated Transmission System should terminate during the life of our project, we would attempt, if necessary, to negotiate terms with Georgia Transmission under which the Facility would remain interconnected with Georgia Transmission's transmission system. If Georgia Power fails to timely perform its obligations under the Georgia Power Interconnection Agreement, either because of disputes or defaults under this contract or otherwise, this could delay or impair the commercial operation of the Facility. Such a delay or impairment would result in an increase in costs and a loss of revenue, which could impair our ability to pay amounts due on the Bonds.

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

The failure of any one of the six turbine-generators could significantly reduce revenues generated by the Facility. This failure could also significantly increase the operating expenses of the Facility. This, in turn, would impair our ability to pay amounts due on the Bonds. If we are unable to meet our availability and efficiency targets to Exelon, we will be required to pay penalties, which will reduce our revenues, and could impact the amounts available to pay amounts due on the Bonds. Under the formulas for availability in the Power Purchase Agreement, higher rates for dispatch could make it more difficult for the partnership to achieve its availability targets. In the summer months in particular, the availability target for the Facility is high, and if we failed to meet it we would be required to pay penalties in significant amounts which could impact our ability to pay amounts due on the Bonds.

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

Certain substances are regulated by CERCLA. If any of these regulated substances were discovered in the soil or groundwater of the facility site, we could be responsible for the investigation and removal of these substances regardless of the source of these hazardous substances.

WE CANNOT ASSURE YOU THAT ALL PERMITS AND APPROVALS WILL BE OBTAINED WHEN
NEEDED.

We are responsible for obtaining and maintaining various permits and other regulatory approvals required for the operation of our project. All permits and other regulatory approvals currently required to construct and begin to operate our project have been obtained. We expect to obtain all the material permits in connection with the operation of any turbine-generator prior to the turbine-generator reaching operational status, except where a later time is prescribed by law. However, there can be no assurance that all these permits and approvals will be obtained prior to the date they are needed. Any delay or failure to obtain these permits and approvals could delay construction or operation of our project or result in additional costs. The renewal, extension or obtaining of permits and approvals for our project are subject to contest or appeal under federal or state law. Our failure to comply with these permits and approvals, or delay in obtaining or maintaining in full force and effect any such permits and approvals, could prevent or impair our ability to pay amounts due on the Bonds. See "Permit Status" contained in Part I, Item 1.

                                 FINANCING RISKS

IF WE DEFAULT ON THE BONDS, YOUR RIGHT TO PAYMENT, OR RECOURSE, WILL BE LIMITED TO THE ASSETS AND CASH FLOWS OF THE FACILITY.

We are solely responsible for paying amounts due on the Bonds. We were formed for the sole purpose of designing, financing, constructing, procuring, owning or leasing, and operating our project. We conduct no other business and own no other significant assets except our interests in our project, our project documents and other assets related to the leasing or operation of our project. Other than the equity contribution of up to $35.5 million, our partners and their affiliates have no obligation to contribute additional equity to us.

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

We have arranged for a debt service reserve letter of credit to fund the debt service reserve account. In addition, in order to secure our obligations under the Power Purchase Agreement, we have provided the power purchase agreement letter of credit to Exelon. If either letter of credit is drawn upon, we will be required to reimburse the banks that provided it. The payment of interest in respect of drawings on both the power purchase agreement letter of credit and the debt service reserve letter of credit will be made at the same level of priority as payments of interest in respect of the Bonds. In certain circumstances, payments of the principal amount of drawings under the debt service reserve letter of credit and the power purchase agreement letter of credit will be made at the same level of priority as payments on the principal amount of the Bonds. There can be no assurance that the revenues of our project or otherwise would be sufficient to cover these increases in debt service payments. The banks providing the debt service reserve letter of credit and the power purchase agreement letter of credit are secured on an equal basis with the Bonds by a lien on and security interest in the collateral.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bonds were issued at a 9.50 percent fixed rate of interest and as a result we are not exposed to market risk associated with an increase in interest rates. The unspent proceeds from the Bonds and any equity contributions are invested in cash and cash equivalents and short-term securities (collectively "short-term investments") with fixed rates of interest for periods of up to six months. As these short-term investments mature, the proceeds are either spent on construction of the Facility or reinvested in other short-term investments. If short-term interest rates decrease, the interest we earn on these short-term investments would decrease accordingly. However, we would not expect any such decrease in the interest earned on short-term investments to have a material adverse effect on our results of operations.


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

MANAGEMENT OF TENASKA GEORGIA, INC.

The following are officers of TGI:

HOWARD L. HAWKS, Chairman and Chief Executive Officer of Tenaska, Inc., has served as Chairman, CEO and President of TGI since its formation in 1998. Prior to forming Tenaska, Inc. in 1987, Mr. Hawks served 21 years in various management positions at InterNorth, Inc. (which merged in 1985 with Houston Natural Gas to form Enron Corp.). He served as president of three of its subsidiary groups, Northern Natural Resources, Northern Liquid Fuels Group, and Northern Plains Natural Gas Company. Mr. Hawks also serves as vice chairman of the North American Electric Reliability Council's (NERC) Stakeholder Committee. He is a graduate of the University of Nebraska, where he earned a Bachelor of Science degree in accounting and a Master of Business Administration degree.

THOMAS E. HENDRICKS, Vice President of Business Development of Tenaska, Inc., has served as Vice President of TGI since its formation. Prior to co-founding Tenaska, Inc., Mr. Hendricks was an executive with InterNorth, Inc., where he served as general manager of Northern Natural Resources, and with the Nebraska Public Power District. Mr. Hendricks also serves on the Board of Trustees of the Western Systems Coordinating Council. He graduated from the University of Nebraska-Lincoln with a Bachelor of Science degree in chemical engineering.

RONALD N. QUINN, Vice President, Chief Financial Officer and Secretary of Tenaska, Inc., is Vice President, CFO and Secretary of TGI. Prior to joining Tenaska, Inc. in 1988, Mr. Quinn was employed by a subsidiary of American Express Company as Vice President of Business Development and held various executive positions at InterNorth, Inc. for 15 years and at Norwest Bank. Mr. Quinn earned a Bachelor of Science degree in business administration and a Master of Business Administration degree from Creighton University.

MICHAEL F. LAWLER, Vice President of Finance and Treasurer of Tenaska, Inc., is Vice President and Treasurer of TGI. Prior to joining Tenaska, Inc. in 1991, Mr. Lawler held positions as Senior Vice President, Finance/Information Systems of Mercy Midlands; Owner and President of Missouri Valley Natural Gas; Assistant Treasurer for InterNorth, Inc., and as Controller for Northern Propane Gas. Mr. Lawler earned a Bachelor of Science degree in business administration from Creighton University and a Master of Business Administration degree from the University of Iowa.

LARRY V. PEARSON, Vice President of Fuel Supply and Transportation for Tenaska, Inc., serves as Vice President for TGI. Prior to joining Tenaska, Inc. in 1988, Mr. Pearson was an executive at InterNorth, Inc. for 15 years, where he held various positions, including Senior Vice President, Enron Gas Supply; Vice President, Gas Supply, Northern Natural Gas Company; and Vice President, Regulatory Affairs, Northern Natural Gas Company. Mr. Pearson earned a Bachelor of Science degree in mechanical engineering from the South Dakota School of Mines and Technology and a Master of Business Administration degree from Creighton University.

MICHAEL C. LEBENS, Vice President of Engineering for Tenaska, Inc., serves as Vice President of TGI. Before joining Tenaska, Inc. in 1987, Mr. Lebens was Director of Engineering for Enron Cogeneration Co. and Northern Natural Resources. Mr. Lebens has also held positions at Gibbs & Hill where he was Senior Mechanical Engineer and at Burns & McDonnell, where he was responsible for mechanical design, specifications and engineering estimates. Mr. Lebens earned his Bachelor of Science degree and a Master of Science degree in mechanical engineering from the University of Nebraska-Lincoln.


ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the partners and their respective ownership interests and their percentage share of net income or loss in the limited partnership:


                                                                         Percentage Interest
                                        Percentage Interest (For      (For Allocation of Net
          PARTNER                     Equity Contribution Purposes)        Income or Loss)
---------------------------------     -----------------------------   -----------------------
Diamond Georgia, LLC (General)                  .30%                            .30%
Tenaska Georgia, Inc. (General)                 .70                             .70
Tenaska Georgia I, L.P. (Limited)             99.00                           99.00
                                            -------                         -------
                                             100.00%                         100.00%
                                             ======                          ======


Tenaska Georgia, Inc. ("TGI"), our managing general partner, is a wholly owned subsidiary of Tenaska Energy, Inc., which is owned by individual shareholders. TGI is also the managing general partner of Tenaska Georgia I, L.P. ("TGILP") and owns a 1.0 percent general partner interest in TGILP. Diamond Georgia, LLC ("Diamond Georgia") is an indirect wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"). On April 20, 2000, Diamond Georgia acquired a 0.30 percent interest from TGI's original 1.0 percent ownership interest in the partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30 percent in TGILP, through subsidiaries of its U.S. affiliate, Diamond Generating Corporation. These acquisitions were effective January 1, 2000. The remaining 69 percent of TGILP consists of limited partner interests owned by Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC, which are owned by individual shareholders and members.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TENASKA OPERATIONS, INC.

Certain operation and maintenance services for our project are provided by Tenaska Operations, Inc. (the "Operator"), which is a wholly owned subsidiary of Tenaska, Inc. The Operator provides services for the start-up, commissioning, operation and maintenance of the Facility. Pursuant to the O&M Agreement, we pay the Operator for approved expenses. The Operator receives a fixed fee and may receive an incentive fee or an availability bonus or may pay us an availability penalty on an annual basis based upon performance. Under the terms of the O&M Agreement, we incurred management and incentive fees of $341,625 during 2001, of which $150,000 related to the pre-commercial operating period. For further discussion of the O&M Agreement, see "Operations and Maintenance Agreement" within Part I, Item 1.

LAND ARRANGEMENTS

Tenaska, Inc. has (a) sold to us by limited warranty deed its interest in 101.29 acres of land located in Heard County, Georgia for a price of $602,529, (b) leased 13.13 acres of land to us on a triple net basis for use as a material and equipment laydown area, at a base rental rate of $1,094 per month and for a term expiring on December 31, 2002, (c) granted us a perpetual non-exclusive easement over an easement area of up to eighty feet in width, which was subsequently increased to one hundred feet, for utilities and access over Tenaska, Inc.'s property and through the Georgia Transmission property, for purposes of providing access to George Brown Road, in consideration for the payment of $2,500 per acre of easement area, which has now been exercised, and (d) granted us a publicly recorded option to acquire up to 8 acres of Tenaska, Inc.'s land for use by us or our successors or assigns as an electric substation site for a purchase price of $6,500 per acre, which has now been exercised.

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

During 2001, we transferred 2.47 acres of land to Georgia Power in accordance with the Interconnection Agreement.

TENASKA POWER SERVICES CO.

In April of 2001, we entered into an agreement with Tenaska Power Services Co. ("TPS") for the sale of pre-commercial electric energy through the date the Facility reaches commercial operation under the Power Purchase Agreement. TPS, a wholly owned subsidiary of Tenaska Energy, Inc., is a Nebraska power marketing company licensed by the FERC that purchases and sells electric power to customers through several major transmission systems.

During 2001, we sold the pre-commercial energy generated by the Initial Units during start-up testing to TPS, resulting in operating revenues of $832,603. We also anticipate selling the pre-commercial energy to be generated by Units 4, 5 and 6 during start-up testing to TPS. Pre-commercial energy is sold to TPS at commercially reasonable prices which are available in the market at the time for comparable types of energy.

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

(a)  (1) Financial Statements

         The following financial statements filed as part of this report are attached to this Annual Report on Form 10-K following the Signature Page and reference is made thereto:

             TENASKA GEORGIA PARTNERS, L.P.

             Report of Independent Public Accountants

             Financial Statements:
                Balance Sheets--December 31, 2001 and 2000
                Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999
                Statements of Partners' Deficit for the Years Ended
                  December 31, 2001, 2000 and 1999
                Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000 and 1999
                Notes to Financial Statements

     (2) Financial Statement Schedules

         All schedules are omitted since the information is either not applicable or not required or because such information is included in the financial statements and notes thereto included in this Annual Report on Form 10-K.

     (3) Exhibits

         Exhibit
         Number                                Description
         ------                                -----------

             3.1* Amended and Restated Partnership Agreement of Tenaska Georgia Partners, L.P., dated as of October 29, 1999, between Tenaska Georgia, Inc. and Tenaska Georgia I, L.P.

             3.1.1 Second Amended and Restated Partnership Agreement of Tenaska Georgia Partners, L.P., dated as of December 31, 1999, between Tenaska Georgia, Inc., Tenaska Georgia I, L.P. and Diamond Georgia, LLC.

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

             4.5.1 Waiver and Consent, dated as of March 2000, by the Collateral Agent.

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

             4.29*         Tenaska Georgia, Inc. Letter of Credit.

             10.1* H.B. Zachry Company Guaranty of Obligation dated as of October 22, 1999 made by H.B. Zachry Company in favor of the partnership.

             10.2*         EPC Contractor Performance Bond and Payment Bond.

             10.3*+ Power Purchase Agreement, dated August 24, 1999, between the partnership and the Power Purchaser.

             10.3.1 Consent to Assignment and Assumption, dated September 26, 2001, by and among Tenaska Georgia Partners, L.P. and Exelon Generation Company, LLC.

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

             10.4.4 Amendment, dated May 30, 2001, to the Engineering, Procurement and Construction Agreement between the partnership (as assignee of Tenaska Georgia I, L.P.) and the EPC Contractor.

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

             10.12* Ground Lease, dated as of November 10, 1999 between the partnership and Tenaska, Inc.

             10.13* Short Form Ground Lease Agreement, dated November 10, 1999 between the partnership and Tenaska, Inc.

             10.14* Access and Utility Easement Agreement, dated November 10, 1999 between the partnership and Tenaska, Inc.

             10.14.1 Amendment to Access and Utility Easement Agreement, dated December 31, 2001, between the partnership and Tenaska, Inc.

             10.15* Electric Substation Site Option Agreement, dated November 10, 1999 between the partnership and Tenaska, Inc.

             10.16* Natural Gas Pipeline Right-of-Way, dated November 2, 1999 between the partnership and Great Northern Nekoosa Corporation.

             10.17* Perpetual Right-of-Way and Easement Agreement, dated November 1, 1999 between the partnership and Charles Goodson.

             10.18* Perpetual Right-of-Way and Easement Agreement, dated November 1, 1999 between the partnership and Tenaska, Inc.

             10.19* Construction Easement Agreement, dated October 8, 1999 between the partnership and Inland Paperboard and Packaging, Inc.

             10.20* Easement Agreement, dated November 2, 1999 among the partnership, Susan Lynn Payne and Robert Charles Payne.

             10.21* Non-Interference and Cross Indemnity Agreement, dated as of November 10, 1999 between Tenaska, Inc. and the partnership.

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

             10.24.1* Agreement for Assignment and Assumption of LTSA to Tenaska Georgia I, L.P. dated November 10, 1999, between Tenaska, Inc. and Tenaska Georgia I, L.P.

             10.24.2* Agreement for Assignment and Assumption of LTSA to Tenaska Georgia, dated November 10, 1999, between Tenaska Georgia I, L.P. and the partnership.

             24.1 Power-of-Attorney (contained on the Signature Page in this Annual Report on Form 10-K).

             99.1 Portions of the Registrant's Prospectus filed pursuant to Rule 424(b)(3) under the Securities Act of 1933 (attached to this Annual Report on Form 10-K following the Financial Statements).


--------------------------------------------------------------------------------
             * Incorporated herein by reference to similarly numbered exhibits to the Registration Statement on Form S-4 of Tenaska Georgia Partners, L.P. (Reg. No. 333-96239), filed with the Securities and Exchange Commission.

             + The Registrant has been granted confidential treatment under the Securities Act of 1933 for certain information identified in this Exhibit.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska on the 15th day of March, 2002.

                                  TENASKA GEORGIA PARTNERS, L.P.
                                  a Delaware limited partnership

                                  By: TENASKA GEORGIA, INC.
                                  a Delaware corporation, as Managing General
                                  Partner of Tenaska Georgia Partners, L.P.

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

Signature                     Title                              Date
---------                     -----                              ----

/s/ Howard L. Hawks           Director, Tenaska Georgia, Inc.    March 15, 2002
------------------------
Howard L. Hawks


/s/ Thomas E. Hendricks       Director, Tenaska Georgia, Inc.    March 15, 2002
------------------------
Thomas E. Hendricks


/s/ Ronald N. Quinn           Director, Tenaska Georgia, Inc.    March 15, 2002
------------------------
Ronald N. Quinn


/s/ John T. Reed              Director, Tenaska Georgia, Inc.    March 15, 2002
------------------------
John T. Reed

                         TENASKA GEORGIA PARTNERS, L.P.
                            FINANCIAL STATEMENT INDEX

                                                                            PAGE
                                                                            ----

Report of Independent Public Accountants                                    F-2

Balance Sheets--December 31, 2001 and 2000                                  F-3

Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                          F-4

Statements of Partners' Deficit for the Years Ended
  December 31, 2001, 2000 and 1999                                          F-5

Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                          F-6

Notes to Financial Statements                                               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tenaska Georgia Partners, L.P.:

We have audited the accompanying balance sheets of Tenaska Georgia Partners, L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tenaska Georgia Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           ARTHUR ANDERSEN LLP


Omaha, Nebraska,
February 22, 2002

TENASKA GEORGIA PARTNERS, L.P.

Balance Sheets--December 31, 2001 and 2000



                                                         2001               2000
                                                     -------------    -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                        $   5,187,618    $  48,524,392
    Short-term investments                                      --       69,999,618
    Restricted cash and cash equivalents                   126,499       20,850,132
    Accounts receivable                                  1,747,685               --
    Other receivables                                      262,527               --
    Interest receivable                                     33,582        1,380,857
    Prepaid insurance                                      226,748          721,576
    Inventory                                            4,676,547        2,433,202
                                                     -------------    -------------
           Total current assets                         12,261,206      143,909,777
                                                     -------------    -------------

DEVELOPMENT WORK IN PROGRESS                           112,491,923      117,464,753
                                                     -------------    -------------

PLANT AND EQUIPMENT, at cost:
    Land                                                   602,529          602,529
    Electric generation plant                          118,281,179               --
    Other                                                  328,566           49,110
                                                     -------------    -------------
                                                       119,212,274          651,639
    Less--Accumulated depreciation                      (1,639,700)              --
                                                     -------------    -------------
           Total plant and equipment, net              117,572,574          651,639
                                                     -------------    -------------

OTHER ASSETS:
    Contract costs, net                                  9,791,748        6,013,760
    Pipeline and interconnection costs, net             11,933,866        4,571,566
    Deferred finance charges, net                        4,933,177        4,720,463
                                                     -------------    -------------
           Total other assets                           26,658,791       15,305,789
                                                     -------------    -------------
           Total assets                              $ 268,984,494    $ 277,331,958
                                                     =============    =============


LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                 $   4,782,499    $   5,111,626
    Payable to affiliate                                   133,895           96,338
    Accrued interest payable                            10,885,417       10,885,417
                                                     -------------    -------------
           Total current liabilities                    15,801,811       16,093,381
                                                     -------------    -------------

CONTRACT RETAINAGE PAYABLE                               2,879,868        1,938,825
                                                     -------------    -------------
LONG-TERM DEBT                                         275,000,000      275,000,000
                                                     -------------    -------------
           Total liabilities                           293,681,679      293,032,206
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
    Diamond Georgia, LLC                                   (50,755)         (23,764)
    Tenaska Georgia, Inc.                                 (196,216)        (133,238)
    Tenaska Georgia I, L.P.                            (24,450,214)     (15,543,246)
                                                     -------------    -------------
           Total partners' deficit                     (24,697,185)     (15,700,248)
                                                     -------------    -------------
           Total liabilities and partners' deficit   $ 268,984,494    $ 277,331,958
                                                     =============    =============



The accompanying notes are an integral part of these balance sheets.

TENASKA GEORGIA PARTNERS, L.P.

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999




                                              2001            2000             1999
                                          ------------    ------------    ------------
REVENUE:
  Electric                                $ 11,136,335    $         --    $         --
  Other                                        836,629              --              --
                                          ------------    ------------    ------------
         Total revenue                      11,972,964              --              --
                                          ------------    ------------    ------------

OPERATING EXPENSES:
  Fuel for electric generation plant         2,573,708              --              --
  Plant operation and maintenance            1,394,728              --              --
  Management fees and expenses               1,455,250              --              --
  Depreciation and amortization              1,984,197              --              --
  Other expenses                                75,482              --              --
  Start-up costs:
    Management fees and expenses                    --              --       3,524,129
    Professional and consulting fees                --              --       2,626,098
    General and administrative expenses             --              --         161,214
    Other expenses                                  --              --          81,037
                                          ------------    ------------    ------------
         Total operating expenses            7,483,365              --       6,392,478
                                          ------------    ------------    ------------
         Operating income (loss)             4,489,599              --      (6,392,478)
                                          ------------    ------------    ------------

INTEREST EXPENSE:
  Interest expense                          26,125,000      26,197,570       3,628,472
  Interest expense capitalized              (9,865,318)     (5,708,237)       (219,059)
  Other interest expense                       423,371              --              --
                                          ------------    ------------    ------------
         Interest expense, net              16,683,053      20,489,333       3,409,413
                                          ------------    ------------    ------------

INVESTMENT INCOME                            3,196,517      12,567,884       2,023,092
                                          ------------    ------------    ------------

NET LOSS                                  $ (8,996,937)   $ (7,921,449)   $ (7,778,799)
                                          ============    ============    ============


The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.

Statements of Partners' Deficit
For the Years Ended December 31, 2001, 2000 and 1999




                               Diamond          Tenaska         Tenaska
                             Georgia, LLC    Georgia, Inc.   Georgia I, L.P.    Total
                             ------------    -------------   --------------- ------------
BALANCE, January 1, 1999     $         --    $         --    $         --    $         --
    Net loss                           --         (77,788)     (7,701,011)     (7,778,799)
                             ------------    ------------    ------------    ------------
BALANCE, December 31, 1999             --         (77,788)     (7,701,011)     (7,778,799)
    Net loss                      (23,764)        (55,450)     (7,842,235)     (7,921,449)
                             ------------    ------------    ------------    ------------
BALANCE, December 31, 2000        (23,764)       (133,238)    (15,543,246)    (15,700,248)
    Net loss                      (26,991)        (62,978)     (8,906,968)     (8,996,937)
                             ------------    ------------    ------------    ------------
BALANCE, December 31, 2001   $    (50,755)   $   (196,216)   $(24,450,214)   $(24,697,185)
                             ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

TENASKA GEORGIA PARTNERS, L.P.

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999


                                                                         2001              2000             1999
                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $  (8,996,937)   $  (7,921,449)   $  (7,778,799)
    Adjustments to reconcile net loss to net cash
      from operating activities-
        Depreciation and amortization                                   1,984,197               --               --
        Amortization of deferred finance charges                           86,662               --               --
        Increase in accounts receivable                                (1,747,685)              --               --
        Increase in other receivables                                    (262,527)              --               --
        Decrease (increase) in interest receivable                      1,347,275          399,233       (1,780,090)
        Decrease (increase) in prepaid insurance                          494,828          305,667       (1,027,243)
        Increase in inventory                                          (2,243,345)      (2,433,202)              --
        (Decrease) increase in accounts payable                        (3,402,313)       2,251,302          264,706
        Increase in payable to affiliate                                   37,557           42,640           53,698
        Increase in accrued interest payable                                   --        7,256,945        3,628,472
                                                                    -------------    -------------    -------------
           Total adjustments                                           (3,705,351)       7,822,585        1,139,543
                                                                    -------------    -------------    -------------
           Net cash from operating activities                         (12,702,288)         (98,864)      (6,639,256)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in short-term investments                      69,999,618       93,621,785     (163,621,403)
    Additions to development work in progress/plant and equipment    (110,927,219)     (96,761,367)     (18,770,316)
    Contract costs                                                     (3,877,508)      (3,678,270)      (2,335,490)
    Pipeline and interconnection costs                                 (7,194,677)      (2,772,357)      (1,788,300)
                                                                    -------------    -------------    -------------
           Net cash from investing activities                         (51,999,786)      (9,590,209)    (186,515,509)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                   --               --      275,000,000
    Decrease (increase) in restricted cash and cash equivalents        20,723,633      (20,850,132)              --
    Decrease (increase) in restricted short-term investments                   --       37,516,471      (37,516,471)
    Deferred finance charges                                             (299,376)        (530,307)      (4,190,156)
    Increase in contract retainage payable                                941,043        1,852,324           86,501
                                                                    -------------    -------------    -------------
           Net cash from financing activities                          21,365,300       17,988,356      233,379,874
                                                                    -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (43,336,774)       8,299,283       40,225,109

CASH AND CASH EQUIVALENTS, beginning of period                         48,524,392       40,225,109               --
                                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                            $   5,187,618    $  48,524,392    $  40,225,109
                                                                    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized              $  16,259,682    $  13,232,388    $          --

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Included in decrease in accounts payable, additions to development work in progress/plant and equipment, and pipeline and interconnection costs as of December 31, 2001 are accrued costs of $2,584,709 capitalized as development work in progress and $10,909 capitalized as pipeline and interconnection costs as of December 31, 2000.

    Excluded from decrease in accounts payable, additions to development work in progress/plant and equipment, and pipeline and interconnection costs as of December 31, 2001 are accrued costs of $5,245,295 capitalized as development work in progress/plant and equipment and $423,509 capitalized as pipeline and interconnection costs as of December 31, 2001.

The accompanying notes are an integral part of these statements.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Tenaska Georgia Partners, L.P. (the "Limited Partnership") was formed on April 16, 1998, to develop, finance, construct, own or lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur net costs of approximately $310,500,000 to complete the Facility. The Limited Partnership was inactive prior to calendar year 1999 and commenced development activities during such year. As of December 31, 2001, three turbine-generators are in commercial operation, with three turbine-generators still under construction. The Limited Partnership is scheduled to terminate December 31, 2050.

     The following are the partners and their respective ownership interests and their percentage share of net income or loss:


                                                                              Percentage Interest
                                               Percentage Interest (For     (For Allocation of Net
                      Partner              Equity Contribution Purposes)         Income or Loss)
     ---------------------------------     -----------------------------    ----------------------
     Diamond Georgia, LLC (General)                     .30%                            .30%
     Tenaska Georgia, Inc. (General)                    .70                             .70
     Tenaska Georgia I, L.P. (Limited)                99.00                           99.00
                                                     ------                          ------
                                                     100.00%                         100.00%
                                                     ======                          ======

     The partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds in the principal amount of $275,000,000 to fund construction of the Facility.

     The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, is the responsibility of the managing partner ("Tenaska Georgia, Inc.") subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.

     On April 20, 2000, Diamond Georgia, LLC, an indirect wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), acquired a 0.30 percent interest from Tenaska Georgia, Inc.'s original 1.0 percent ownership interest in the Limited Partnership. In addition, Mitsubishi acquired an indirect ownership interest of approximately 30 percent in Tenaska Georgia I, L.P., through subsidiaries of its U.S. affiliate, Diamond Generating Corporation. These acquisitions were effective January 1, 2000.

     USE OF ESTIMATES

     The preparation of these financial statements required the use of certain estimates by management in determining the Limited Partnership's assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

     FINANCIAL STATEMENT PRESENTATION

     At December 31, 2000, the Limited Partnership was a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises". A portion of the Facility completed functional testing and began commercial operations during June and August of 2001. Therefore, the Limited Partnership is no longer a development stage enterprise.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     SHORT-TERM INVESTMENTS

     Short-term investments consist of investments in commercial paper with maturities of less than one year.

     RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash and cash equivalents consist of cash and cash equivalents that are restricted specifically for interest payments on the Limited Partnership's long-term debt.

     DEPRECIATION

     Plant and equipment is recorded at cost and depreciated using the straight-line method. The estimated useful lives of the major asset categories are:

     Electric generation plant                         38 years
     Other plant and equipment                         5-20 years

     DEFERRED FINANCE CHARGES

     During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred. Commencing with commercial operation, the costs associated with the three operational turbine-generators are being amortized to expense over the term of the related debt (see Note 4) using the bonds outstanding method. The costs associated with the remaining three turbine-generators will also be amortized to expense over the remaining term of the related debt using the bonds outstanding method once their operations commence. As of December 31, 2001, accumulated amortization was $86,662.

     CONTRACT COSTS

     The Limited Partnership incurred direct costs associated with the Power Purchase Agreement (the "Power Purchase Agreement") (see Note 5). These costs have been capitalized and deferred. Commencing with commercial operation, the costs associated with the three operational turbine-generators are being amortized to expense over the 348-month term of the Power Purchase Agreement. The costs associated with the remaining three turbine-generators will also be amortized to expense over the remaining term of the Power Purchase Agreement once their operations commence. As of December 31, 2001, accumulated amortization was $99,520.

     PIPELINE AND INTERCONNECTION COSTS

     The Limited Partnership incurred costs to secure a long-term water supply contract and to construct a natural gas pipeline, natural gas metering facilities and electrical interconnections. These costs have been capitalized and are being amortized to expense over the 348-month term of the Power Purchase Agreement commencing with commercial operation in June 2001. As of December 31, 2001, accumulated amortization was $244,977.

     INCOME TAXES

     The Limited Partnership has no liability for income taxes. Income is taxed to the partners based on their proportionate share of the Limited Partnership's taxable income. Therefore, no provision or liability for income taxes has been included in the accompanying financial statements.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     PREPAID INSURANCE

     The Limited Partnership has a prepaid for general liability insurance, excess general liability insurance, umbrella liability insurance and business interruption insurance coverage. This prepayment is being amortized on a straight-line basis over the term of the policies. Commencing with commercial operation, the insurance costs associated with the three operational turbine-generators are being expensed. The insurance costs associated with the remaining three turbine-generators are being capitalized as contract costs until their operations commence.

     INVENTORY

     The Limited Partnership has two types of inventory: materials and supplies inventory for the operation of the electric generation plant (see Note 5) and fuel oil. Materials and supplies are valued at the lower of the specifically identified cost or market. Fuel oil is valued at the lower of weighted average cost or market.

     REVENUE RECOGNITION

     Under the terms set forth in the Power Purchase Agreement (see Note 5) with Exelon Generation Company, LLC ("Exelon"), Exelon is obligated to purchase the entire net electric power generated from the Facility and is obligated to provide the natural gas and fuel oil for the Facility for a term of 29 years. The Power Purchase Agreement provides for certain fixed payments, an availability bonus, along with variable payments. Commencing with commercial operation of two turbine-generators in June 2001 and the third turbine-generator in August 2001, the Limited Partnership recognizes related revenue from the sale of electricity in the months energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or penalties are recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the Power Purchase Agreement.

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

     START-UP COSTS

     The Limited Partnership incurred start-up costs such as management fees, professional and consulting fees, and other costs during the year ended December 31, 1999. These items were expensed in the accompanying statements of operations in accordance with the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

     STATEMENTS OF CASH FLOWS

     The Limited Partnership considers cash and cash equivalents to be all highly liquid securities purchased with an original maturity date of three months or less. Due to their short-term maturities, the fair value of the cash equivalents, short-term investments and restricted cash and cash equivalents approximates their book value.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

2    TRANSACTIONS WITH AFFILIATES

     As of December 31, 2001 and 2000, the Limited Partnership had a payable to Tenaska Georgia, Inc. of $133,895 and $96,338, respectively. During the years ended December 31, 2001, 2000 and 1999, billings from Tenaska Georgia, Inc. to the Limited Partnership for services provided as managing general partner and reimbursable expenses were $2,268,079, $1,445,372 and $6,985,185, respectively. During 2001, $1,206,312 was capitalized as contract costs and $1,061,767 was expensed as management fees and expenses. During 2000, $1,445,372 was capitalized as contract costs. During 1999, $6,392,478 was expensed as start-up costs, $503,373 was capitalized as contract costs and $89,334 was capitalized as land.

     The Limited Partnership Agreement provides for the payment of an annual fee of approximately $599,000 to Tenaska Georgia, Inc. commencing on January 1, 2010, and on each subsequent anniversary date escalating five percent annually until the operation of the Facility terminates.

     On September 10, 1999, the Limited Partnership entered into the Operations and Maintenance Agreement ("O&M Agreement") with an affiliate, Tenaska Operations, Inc. (the "Operator"). The Operator provides services for the start-up, commissioning, operation and maintenance of the Facility. The Operator receives a fixed fee, may receive an incentive fee, may receive an availability bonus or may pay an availability penalty on an annual basis. Under the terms of the O&M Agreement, the Limited Partnership incurred costs of $341,625 during the year ended December 31, 2001, of which $150,000 related to the pre-commercial operating period and was capitalized as contract costs.

     The Limited Partnership recognized electric revenues of $832,603 associated with sale of power to Tenaska Power Services Co., an affiliate, during start-up testing prior to commercial operation of the first three turbine-generators.

3    DEVELOPMENT WORK IN PROGRESS

     The Limited Partnership entered into an Engineering, Procurement and Construction Contract ("EPC Contract") with Zachry Construction Corporation ("Zachry") to design, engineer, procure, expedite and supply all labor, equipment (including the gas turbine-generators), materials, supervision and tools for the construction of the Facility. As of December 31, 2001, the fixed price of the EPC Contract is $230,425,065 (subject to increase for scope changes).

     The Limited Partnership entered into a contract with General Electric Company ("General Electric") for the purchase of six gas turbine-generators. This turbine contract was assigned to Zachry on November 10, 1999. The turbine contract specifies shipment and delivery date obligations for the six turbine-generators ranging from September 30, 2000, through December 1, 2001. As of December 31, 2001, all six combustion turbines and all six generators were on site. The EPC Contract required that the first three turbine-generators ("Initial Units") be completed for commercial operation by June 1, 2001, and the second three turbine-generators be completed for commercial operation by June 1, 2002.

     Zachry is to pay liquidated damages if commercial operation is not achieved by specific dates or if the performance of the Facility does not meet minimum contractual requirements. The aggregate liability for late completion and/or performance shortfalls is limited to 30 percent of the fixed price.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     As of December 31, 2001, total development work in progress costs of $238,912,333 have been capitalized. Included in these total costs are costs incurred under the EPC Contract, including estimated sales taxes on construction of the Facility, of $223,119,719 and capitalized interest of $15,792,614. As of December 31, 2001, total development work in progress costs, including interest, have been capitalized as follows: (a) costs of $118,281,179 associated with the three turbine-generators achieving commercial operation are included in the accompanying balance sheets as electric generation plant, (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs and (c) costs of $112,491,923 associated with the remaining three turbine-generators still under construction are included in the accompanying balance sheets as development work in progress.

     The Limited Partnership entered into a separate agreement with Willbros Engineers, Inc. to construct a natural gas pipeline from the Facility to an interconnection point with a regional natural gas pipeline. The Limited Partnership has incurred costs of $2,804,140 under the terms of this agreement and construction is complete. This amount has been capitalized and is included in the accompanying balance sheets as pipeline and interconnection costs.

     Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The Initial Units were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 achieved commercial operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement with Exelon, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001, which was one day late.

     One of the Initial Units (Unit 2) did not achieve commercial operation as scheduled due to damage sustained during testing. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

     Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership will assert its rights to receive delay liquidated damages from Zachry. As of December 31, 2001, the Limited Partnership has accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been netted against amounts payable to Zachry under the EPC Contract as of December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

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

     The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of December 31, 2001, $208,021 is included in the accompanying balance sheets as other receivables. Insurance proceeds of $3,628,623 were received as of December 31, 2001. Furthermore, of the $3,836,644, $3,000,015 was used to reduce capitalized contract costs and $836,629, which was the portion of the claim related to lost operating margins, is included as other revenue in the accompanying statements of operations.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     The Limited Partnership paid Exelon liquidated damages of $5,150,020, which was recorded as an increase to capitalized contract costs, as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. As of December 31, 2001, the Limited Partnership's obligation has been satisfied. Of the liquidated damages paid to Exelon, $3,000,015 were covered by the Limited Partnership's delay-in-start-up insurance claim.

     As of December 31, 2001, construction of the remaining three turbine-generators ("Units 4, 5 and 6") was on schedule and within budget. Units 4, 5 and 6 are scheduled to achieve commercial operation by June 1, 2002.

4    LONG-TERM DEBT

     On November 10, 1999, the Limited Partnership completed a private offering of $275 million of 9.5 percent fixed rate Senior Secured Bonds ("Bonds") with a final maturity date of February 1, 2030. On August 31, 2000, the Limited Partnership completed the bond exchange whereby the holders of the Bonds exchanged their bonds for new bonds registered under the Securities Act of 1933.

     In order to receive certain tax incentives, the Limited Partnership entered into a conduit financing arrangement with the Development Authority of Heard County (the "Authority"). The Authority owns the Facility, the facility site and certain related infrastructure facilities and easements (collectively, the "Properties"). The Limited Partnership used the proceeds from the Bonds to purchase certain revenue bonds issued by the Authority and enter into a lease agreement with the Authority.

     Under the lease agreement, the Authority leases the Properties to the Limited Partnership and the Limited Partnership has agreed to make rent payments sufficient to pay, when due, the principal of and interest on the revenue bonds issued by the Authority. The revenue bonds are secured by a mortgage on the Properties. The Limited Partnership has guaranteed the payment obligations of the Authority on its revenue bonds. The revenue bonds have been issued in the same principal amount as, and bear interest at the same rate as the Bonds and are redeemable at the option of the Limited Partnership. The Authority transferred the proceeds of the revenue bonds into a special construction fund, which is being used, along with any equity contributions from the partners, to fund construction and related costs of the Facility. Upon payment in full on the revenue bonds, the Properties will be conveyed to the Limited Partnership.

     Interest on the Bonds is payable semiannually in arrears on each February 1 and August 1, commencing August 1, 2000. Principal payments on the Bonds will also be each February 1 and August 1, commencing February 1, 2006. Interest paid during 2001 and 2000 was $26,125,000 and $18,940,625, respectively.

     The Bonds have various restrictive covenants related to, among other things, maintenance of a specified debt coverage ratio, maintenance of specified levels of reserve account balances (which may be satisfied by using letters of credit), limitations on additional debt and lease obligations, mergers, sale or purchase of assets and restrictions on certain payments. The Limited Partnership was in compliance with all covenants that were operative as of December 31, 2001. The credit agreement also provides for a first security interest in substantially all of the assets of the Limited Partnership.

     The estimated fair value represents the amount at which the Bonds could be exchanged in a current transaction between willing parties. At December 31, 2001 and 2000, the fair value of the Bonds was approximately $295,000,000 and $301,600,000, respectively.

     TENASKA GEORGIA PARTNERS, L.P.

     Notes to financial statements


     On November 10, 1999, The Toronto Dominion Bank ("TD") issued a $15,000,000 letter of credit to support the Limited Partnership's obligations under the Power Purchase Agreement. This letter of credit increased to $25,000,000 on April 1, 2001. As of December 31, 2001 and 2000, no funds have been drawn. TD is obligated to issue a letter of credit up to a maximum of $16,000,000 for the Limited Partnership's debt service reserve ("DSR") obligation. As of December 31, 2001, no DSR letter of credit has been issued.

     On November 4, 1999, The First National Bank of Omaha ("FNBO") issued letters of credit in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, to support each partner's equity funding commitments. In connection with the Mitsubishi acquisition discussed in Note 1, on April 24, 2000, the letters of credit issued by FNBO in the amounts of $35,145,000 and $355,000 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, were amended and reduced in amount to $1,322,500 and $248,500, respectively. Mitsubishi issued a Guaranty in the amount of $33,929,000 to replace the amount by which the letters of credit were reduced. As of December 31, 2001 and 2000, no funds have been drawn on the letters of credit or Guaranty.

5    SIGNIFICANT CONTRACTS

     THE POWER PURCHASE AGREEMENT

     The Limited Partnership originally entered into the Power Purchase Agreement with PECO Energy Company ("PECO") whereby PECO would purchase the entire net electric power generated from the Facility and would provide the natural gas and fuel oil for the Facility for a term of 29 years commencing on the commercial operation of the Initial Units. During the year ended December 31, 2001, Exelon assumed the rights and obligations of PECO under the Power Purchase Agreement as a result of the formation of Exelon Corporation through the merger of PECO and Unicom Corporation.

     The Limited Partnership is to pay liquidated damages to Exelon if commercial operation is not achieved by specific dates which may be extended for certain events. During the year ended December 31, 2001, the Limited Partnership paid Exelon liquidated damages of $5,150,020 as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. The aggregate liability for late completion of the Facility is limited to $25,000,000.

     The Power Purchase Agreement provides Exelon a contract termination option if the commercial operation date is not achieved by the 365th day after the applicable scheduled commercial operation date as may be extended for force majeure. Also, Exelon has a termination option if the Limited Partnership does not meet 67 percent annual availability requirements for two consecutive years and the most recent capacity test is less than 550 megawatts. Finally, the Power Purchase Agreement provides Exelon a termination option for a shortened operating term after 20 years of commercial operation. This termination option would require Exelon to pay the Limited Partnership $175,000,000.

     LONG-TERM PARTS AND LONG-TERM SERVICE AGREEMENT ("LTSA")

     Tenaska, Inc., an affiliate of the Limited Partnership, entered into the LTSA with General Electric International, Inc. ("GEI"), a wholly owned affiliate of General Electric, whereby GEI will provide maintenance services, cover major parts replacement and repair, inspection and overhaul services for the gas turbines. This LTSA was assigned to the Limited Partnership on November 10, 1999. As of December 31, 2001 and 2000, the Limited Partnership has incurred costs of $3,760,000 and $2,433,202, respectively, for initial and operational spare parts under the terms of the LTSA. These costs have been capitalized and are included in the accompanying balance sheets as inventory. In addition, $315,200 was expensed during 2001 for monthly maintenance charges and usage adjustments under the terms of the LTSA.

    TENASKA GEORGIA PARTNERS, L.P.

    Notes to financial statements


6   UNAUDITED QUARTERLY FINANCIAL DATA


                                                     Quarter Ended
                              ----------------------------------------------------------
                               March 31        June 30      September 30   December 31
                              -----------   -------------   ------------   ------------
    2001
      Revenue                 $         --   $  1,549,461   $  5,327,569   $  5,095,934
      Operating expenses                --      1,580,384      2,246,455      3,656,526
      Interest expense, net      3,442,130      3,467,087      4,948,020      4,825,816
      Investment income          1,620,940        913,993        494,534        167,050
      Development work
        in progress            157,114,243     95,553,904     73,680,375    112,491,923

    2000
      Revenue                 $         --   $         --   $         --   $         --
      Operating expenses                --             --             --             --
      Interest expense, net      5,883,479      5,449,836      4,918,922      4,237,096
      Investment income          3,485,791      3,475,400      3,159,498      2,447,195
      Development work
        in progress             36,120,396     60,807,632     88,262,736    117,464,753

7    SUBSEQUENT EVENT

     On January 29, 2002, the Limited Partnership received equity contributions of $12,870,000, $91,000 and $39,000 from Tenaska Georgia I, L.P., Tenaska Georgia, Inc. and Diamond Georgia, LLC, respectively, which is the initial funding of the partners' equity commitment of $35,500,000.