Form 10-Q
period 2002-03-31
TENASKA GEORGIA PARTNERS LP
filed 2002-05-09
CIK 1103388

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-96239

                            ------------------------

                         TENASKA GEORGIA PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     47-0812088
    (State or other jurisdiction of            (I.R.S Employer Identification No.)
    incorporation or organization)

                        1044 N. 115TH STREET, SUITE 400
                           OMAHA, NEBRASKA 68154-4446
              (Address of principal executive offices) (Zip Code)

                                 (402) 691-9500
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TENASKA GEORGIA PARTNERS, L.P.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                                                                 PAGE
                                                                                               --------
PART I.                 FINANCIAL INFORMATION

                        Item 1.  Financial Statements (Unaudited)

                                 Balance Sheets..............................................      3

                                 Statements of Operations....................................      4

                                 Statement of Partners' Deficit..............................      5

                                 Statements of Cash Flows....................................      6

                                 Notes to Financial Statements...............................      7

                        Item 2.  Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations.................................     10

                        Item 3.  Quantitative and Qualitative Disclosures About Market
                                   Risk......................................................     13

PART II.                OTHER INFORMATION

                        Item 6.  Exhibits and Reports on Form 8-K............................     14

                                 Signature...................................................     15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         TENASKA GEORGIA PARTNERS, L.P.
                                 BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  4,976,658   $  5,187,618
  Restricted cash and cash equivalents......................       101,340        126,499
  Accounts receivable.......................................     1,811,777      1,747,685
  Other receivables.........................................       100,910        262,527
  Interest receivable.......................................         7,713         33,582
  Prepaid insurance.........................................        88,559        226,748
  Inventory.................................................     4,891,827      4,676,547
                                                              ------------   ------------
    Total current assets....................................    11,978,784     12,261,206
                                                              ------------   ------------
DEVELOPMENT WORK IN PROGRESS................................   117,976,068    112,491,923
                                                              ------------   ------------
PLANT AND EQUIPMENT, at cost:
  Land......................................................       602,529        602,529
  Electric generation plant.................................   118,281,179    118,281,179
  Other.....................................................       342,775        328,566
                                                              ------------   ------------
                                                               119,226,483    119,212,274
  Less--Accumulated depreciation............................    (2,431,726)    (1,639,700)
                                                              ------------   ------------
    Total plant and equipment, net..........................   116,794,757    117,572,574
                                                              ------------   ------------
OTHER ASSETS:
  Contract costs, net.......................................    10,035,709      9,791,748
  Pipeline and interconnection costs, net...................    11,828,876     11,933,866
  Deferred finance charges, net.............................     4,912,104      4,933,177
                                                              ------------   ------------
    Total other assets......................................    26,776,689     26,658,791
                                                              ------------   ------------
    Total assets............................................  $273,526,298   $268,984,494
                                                              ============   ============
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $  4,569,125   $  4,782,499
  Payable to affiliate......................................       232,237        133,895
  Accrued interest payable..................................     4,354,167     10,885,417
                                                              ------------   ------------
    Total current liabilities...............................     9,155,529     15,801,811
                                                              ------------   ------------

CONTRACT RETAINAGE PAYABLE..................................     3,032,444      2,879,868
                                                              ------------   ------------
LONG-TERM DEBT..............................................   275,000,000    275,000,000
                                                              ------------   ------------
    Total liabilities.......................................   287,187,973    293,681,679
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:
  Diamond Georgia, LLC......................................       (17,649)       (50,755)
  Tenaska Georgia, Inc......................................      (118,967)      (196,216)
  Tenaska Georgia I, L.P....................................   (13,525,059)   (24,450,214)
                                                              ------------   ------------
    Total partners' deficit.................................   (13,661,675)   (24,697,185)
                                                              ------------   ------------
    Total liabilities and partners' deficit.................  $273,526,298   $268,984,494
                                                              ============   ============

      The accompanying notes are an integral part of these balance sheets.

                         TENASKA GEORGIA PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
REVENUE:
  Electric..................................................  $ 5,100,354   $        --
                                                              -----------   -----------
    Total revenue...........................................    5,100,354            --
                                                              -----------   -----------

OPERATING EXPENSES:
  Fuel for electric generation plant........................      471,171            --
  Plant operation and maintenance...........................      815,251            --
  Management fees and expenses..............................      627,440            --
  Depreciation and amortization.............................      943,537            --
                                                              -----------   -----------
    Total operating expenses................................    2,857,399            --
                                                              -----------   -----------
    Operating income........................................    2,242,955            --
                                                              -----------   -----------

INTEREST EXPENSE:
  Interest expense..........................................    6,531,250     6,531,250
  Interest expense capitalized..............................   (2,432,623)   (3,089,120)
  Other interest expense....................................      133,887            --
                                                              -----------   -----------
    Interest expense, net...................................    4,232,514     3,442,130
                                                              -----------   -----------

INVESTMENT INCOME...........................................       25,069     1,620,940
                                                              -----------   -----------

NET LOSS....................................................  $(1,964,490)  $(1,821,190)
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                         TENASKA GEORGIA PARTNERS, L.P.
                         STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                              DIAMOND         TENASKA          TENASKA
                                            GEORGIA, LLC   GEORGIA, INC.   GEORGIA I, L.P.      TOTAL
                                            ------------   -------------   ---------------   ------------
BALANCE, December 31, 2001................    $(50,755)      $(196,216)     $(24,450,214)    $(24,697,185)

  Equity Contributions....................      39,000          91,000        12,870,000       13,000,000
  Net loss................................      (5,894)        (13,751)       (1,944,845)      (1,964,490)
                                              --------       ---------      ------------     ------------
BALANCE, March 31, 2002...................    $(17,649)      $(118,967)     $(13,525,059)    $(13,661,675)
                                              ========       =========      ============     ============

         The accompanying notes are an integral part of this statement.

                         TENASKA GEORGIA PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,964,490)  $(1,821,190)
  Adjustments to reconcile net loss to net cash from
    operating activities-
    Depreciation and amortization...........................      943,537            --
    Amortization of deferred finance charges................       28,887            --
    Increase in accounts receivable.........................      (64,092)           --
    Decrease in other receivables...........................      161,617            --
    Decrease in interest receivable.........................       25,869       958,095
    Decrease in prepaid insurance...........................      138,189       127,337
    Increase in inventory...................................     (215,280)           --
    Decrease in accounts payable............................     (329,879)   (2,365,084)
    Increase in payable to affiliate........................       98,342       114,405
    Decrease in accrued interest payable....................   (6,531,250)   (6,531,250)
                                                              -----------   -----------
      Total adjustments.....................................   (5,744,060)   (7,696,497)
                                                              -----------   -----------
      Net cash from operating activities....................   (7,708,550)   (9,517,687)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short-term investments........................           --    69,999,618
  Additions to development work in progress/plant and
    equipment...............................................   (5,381,849)  (40,285,558)
  Contract costs............................................     (290,482)   (1,088,773)
  Pipeline and interconnection costs........................           --       (10,909)
                                                              -----------   -----------
      Net cash from investing activities....................   (5,672,331)   28,614,378
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in restricted cash and cash equivalents..........       25,159    12,919,494
  Deferred finance charges..................................       (7,814)     (169,608)
  Increase in contract retainage payable....................      152,576       451,414
  Equity contributions......................................   13,000,000            --
                                                              -----------   -----------
      Net cash from financing activities....................   13,169,921    13,201,300
                                                              -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (210,960)   32,297,991

CASH AND CASH EQUIVALENTS, beginning of period..............    5,187,618    48,524,392
                                                              -----------   -----------

CASH AND CASH EQUIVALENTS, end of period....................  $ 4,976,658   $80,822,383
                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized........  $10,629,877   $ 9,973,380

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

  Included in decrease in accounts payable, additions to development work in progress/plant and equipment, and pipeline and interconnection costs as of March 31, 2002 are accrued costs of $5,245,295 capitalized as development work in progress/plant and equipment and $423,509 capitalized as pipeline and interconnection costs as of December 31, 2001.

  Excluded from decrease in accounts payable, additions to development work in progress/plant and equipment, and pipeline and interconnection costs as of March 31, 2002 are accrued costs of $5,361,800 capitalized as development work in progress/plant and equipment and $423,509 capitalized as pipeline and interconnection costs as of March 31, 2002.

        The accompanying notes are an integral part of these statements.

                         TENASKA GEORGIA PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                  (UNAUDITED)

1. GENERAL

    The financial statements included herein as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Limited Partnership's Annual Report on Form 10-K for such year.

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

2. ORGANIZATION

    The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain a 936 megawatt, natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility will generate electric power for sale and the Limited Partnership expects to incur net costs of approximately $310,500,000 to complete the Facility. As of March 31, 2002, three turbine-generators are in commercial operation, with three turbine-generators still under construction. The Limited Partnership is scheduled to terminate December 31, 2050.

    The following are the partners and their respective ownership interests and their percentage share of net income or loss:

                                                                             PERCENTAGE INTEREST
                                              PERCENTAGE INTEREST (FOR      (FOR ALLOCATION OF NET
PARTNER                                     EQUITY CONTRIBUTION PURPOSES)      INCOME OR LOSS)
-------                                     -----------------------------   ----------------------
Diamond Georgia, LLC (General)............                .30%                         .30%
Tenaska Georgia, Inc. (General)...........                .70                          .70
Tenaska Georgia I, L.P. (Limited).........              99.00                        99.00
                                                       ------                       ------
                                                       100.00%                      100.00%
                                                       ======                       ======

    The partners have committed to fund up to $35,500,000 of equity and the Limited Partnership has issued senior secured bonds in the principal amount of $275,000,000 to fund construction of the Facility. On January 29, 2002, the Limited Partnership received equity contributions of $12,870,000,

                         TENASKA GEORGIA PARTNERS, L.P.

                                 MARCH 31, 2002
                                  (UNAUDITED)

2. ORGANIZATION (CONTINUED)
$91,000 and $39,000 from Tenaska Georgia I, L.P., Tenaska Georgia, Inc. and Diamond Georgia, LLC, respectively, which is the initial funding of the partners' equity commitment of $35,500,000.

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

3. DEVELOPMENT WORK IN PROGRESS

    The Limited Partnership entered into an Engineering, Procurement and Construction Contract ("EPC Contract") with Zachry Construction Corporation ("Zachry") to design, engineer, procure, expedite and supply all labor, equipment (including the gas turbine-generators), materials, supervision and tools for the construction of the Facility. As of March 31, 2002, the fixed price of the EPC Contract is $230,425,065 (subject to increase for scope changes).

    As of March 31, 2002, total development work in progress costs of $244,396,478 have been capitalized. Included in these total costs are costs incurred under the EPC Contract, including estimated sales taxes on construction of the Facility, of $226,171,241 and capitalized interest of $18,225,237. As of March 31, 2002, total development work in progress costs, including interest, have been capitalized as follows: (a) costs of $118,281,179 associated with the three turbine-generators achieving commercial operation in 2001 are included in the accompanying balance sheets as electric generation plant, (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs and (c) costs of $117,976,068 associated with the remaining three turbine-generators still under construction are included in the accompanying balance sheets as development work in progress.

    Construction of the Facility continues and is scheduled to be completed by June 1, 2002. The first three turbine-generators ("Initial Units") were scheduled to be operational by June 1, 2001, with the remaining three turbine-generators scheduled to be operational by June 1, 2002. Two of the Initial Units went into commercial operation on schedule under the EPC Contract. Units 1 and 3 achieved commercial operation under the terms of the EPC Contract as of May 31, 2001 and June 1, 2001, respectively. Under the terms of the Power Purchase Agreement (the "Power Purchase Agreement") with Exelon Generation Company, LLC ("Exelon"), Unit 1 commenced commercial operation effective
June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001, which was one day late.

    One of the Initial Units (Unit 2) did not achieve commercial operation as scheduled in June 2001 due to damage sustained during testing. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

                         TENASKA GEORGIA PARTNERS, L.P.

                                 MARCH 31, 2002
                                  (UNAUDITED)

3. DEVELOPMENT WORK IN PROGRESS (CONTINUED)
    Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership will assert its rights to receive delay liquidated damages from Zachry. As of March 31, 2002 and December 31, 2001, the Limited Partnership has accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been netted against amounts payable to Zachry under the EPC Contract as of March 31, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

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

    The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of March 31, 2002, $5,015 is included in the accompanying balance sheets as other receivables. Insurance proceeds of $3,831,629 were received as of March 31, 2002.

    During 2001, the Limited Partnership paid Exelon liquidated damages of $5,150,020, which was recorded as an increase to capitalized contract costs, as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. Of the liquidated damages paid to Exelon, $3,000,015 was covered by the Limited Partnership's delay-in-start-up insurance claim and was recorded as a reduction to capitalized contract costs.

    As of March 31, 2002, construction of the remaining three turbine-generators ("Units 4, 5 and 6") was on schedule and within budget. Units 4, 5 and 6 are scheduled to achieve commercial operation by June 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN
ITEM 1 OF THIS QUARTERLY REPORT, AND THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K (FILE
NO. 333-96239) FOR THE YEAR ENDED DECEMBER 31, 2001 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "ANNUAL REPORT"). UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS QUARTERLY REPORT TO "WE," "US," "OUR," "OURS," "THE LIMITED PARTNERSHIP," "THE PARTNERSHIP" OR SIMILAR TERMS REFER TO TENASKA GEORGIA PARTNERS, L. P.

GENERAL

    We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. During 2001, three turbine-generators achieved commercial operation and began generating operating revenues. Three turbine-generators still remain under construction as of March 31, 2002.

    On November 10, 1999, we completed a private offering of $275,000,000 aggregate principal amount of 9.50 percent fixed rate Senior Secured Bonds due 2030. On August 31, 2000, we completed an exchange offer whereby the holders of the original bonds exchanged their bonds for new bonds registered under the Securities Act of 1933. In this report, references to "Bonds" means both the original bonds and the new bonds, unless the context otherwise requires. Our partners have committed to fund up to $35,500,000 in equity contributions. In January 2002, we received equity contributions of $13,000,000, which is the initial funding of the partners' equity commitment of $35,500,000. The total net cost of the construction of the Facility is estimated to be approximately $310,500,000, which is being financed by the proceeds from the sale of the Bonds and the equity contributions.

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

    Unit 2 did not achieve commercial operation as scheduled in June 2001 due to damage sustained during testing. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

    Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, we will assert our rights to receive delay liquidated damages from Zachry. As of March 31, 2002 and December 31, 2001, we have accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been netted against amounts payable to Zachry under the EPC Contract as of March 31, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

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

    Our delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. As of March 31, 2002, $5,015 is included in the accompanying balance sheets as other receivables. Insurance proceeds of $3,831,629 were received as of March 31, 2002.

    Exelon continues to fulfill its contractual obligations under the Power Purchase Agreement and is purchasing the output from the three turbine-generators that have achieved commercial operation. During 2001, we paid Exelon liquidated damages of $5,150,020, which was recorded as an increase to capitalized contract costs, as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. Of the liquidated damages paid to Exelon, $3,000,015 was covered by our delay-in-start-up insurance claim and was recorded as a reduction to capitalized contract costs.

    As of March 31, 2002, construction of the remaining three turbine-generators ("Units 4, 5 and 6") was on schedule and within budget. Units 4, 5 and 6 are scheduled to achieve commercial operation by June 1, 2002.

RESULTS OF OPERATIONS

    The results of operations for the three month periods ended March 31, 2002 and 2001 may not be comparable with results of operations for future periods, especially when the Facility begins full operations later in 2002.

    Commercial operations commenced on June 1, 2001, June 2, 2001, and
August 30, 2001 for Units 1, 3 and 2, respectively, under the Power Purchase Agreement. Revenues for the three month period ended March 31, 2002 were $5,100,354. We recognized electric revenues of $4,960,434 under the Power Purchase Agreement and $139,920 for the sale of power to Tenaska Power Services Co., an affiliate, for testing not associated with commercial dispatch.

    Operating expenses for the three month period ended March 31, 2002 were $2,857,399. Fuel costs incurred for testing not associated with commercial dispatch for the period were $471,171. Other operating expenses for the period were $2,386,228, of which depreciation and amortization expenses were $943,537.

    For the three month period ended March 31, 2002, costs of $290,482 incurred for management fees, professional and consulting fees and other costs, deemed to be direct costs associated with the contract to supply power, have been capitalized as contract costs.

    For the three month period ended March 31, 2002, total costs in the amount of $5,484,145 were capitalized as development work in progress, of which $2,432,623 represented capitalized interest. As of March 31, 2002, total development work in progress costs of $244,396,478 have been capitalized. Included in these total costs are costs incurred under the EPC Contract, including estimated sales taxes on construction of the Facility, of $226,171,241 and capitalized interest of $18,225,237. As of March 31, 2002, total development work in progress costs, including interest, have been capitalized as follows:
(a) costs of $118,281,179 associated with the three turbine-generators achieving commercial operation in 2001 are included in the accompanying balance sheets as electric generation plant, (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs and (c) costs of $117,976,068 associated with the remaining three turbine-generators still under construction are included in the accompanying balance sheets as development work in progress.

    The portion of the proceeds from the sale of the Bonds and equity contributions not yet expended on construction was invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds was included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility has been capitalized as development work in progress and electric generation plant. Interest expense incurred on the Bond proceeds not spent on construction was included as interest expense. For the three month periods ended March 31, 2002 and 2001, interest, net of amounts capitalized, of $4,232,514 and $3,442,130, respectively, has been expensed. For the three month periods ended March 31, 2002 and 2001, interest in the amount of $25,069 and $1,620,940, respectively, has been recorded as investment income. The decrease in investment income primarily relates to the utilization of the Bond proceeds and equity contributions for construction of the Facility, along with a decrease in short-term interest rates.

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

CRITICAL ACCOUNTING POLICIES

    Please refer to the accompanying unaudited financial statements and the notes thereto included in Item 1 of this quarterly report and the audited financial statements and the notes thereto included in the Annual Report regarding our critical and other accounting policies.

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

May 9, 2002

                                                  TENASKA GEORGIA PARTNERS, L.P.
                                                  a Delaware limited partnership

                                                  By:  TENASKA GEORGIA, INC.
                                                       a Delaware corporation, as Managing General
                                                       Partner of Tenaska Georgia Partners, L.P.

                                                  By:  /s/ MICHAEL F. LAWLER
                                                       ----------------------------------------------
                                                       Michael F. Lawler
                                                       Vice President of Finance and Treasurer