Form 10-Q
period 2002-06-30
TENASKA GEORGIA PARTNERS LP
filed 2002-08-14
CIK 1103388

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 333-96239

TENASKA GEORGIA PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0812088 (I.R.S. Employer Identification No.)

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

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)
		Balance Sheets	3
		Statements of Operations	4
		Statement of Partners' Equity	5
		Statements of Cash Flows	6
		Notes to Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	16
		Signature	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Tenaska Georgia Partners, L.P.

Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,854,068	$5,187,618
Restricted cash and cash equivalents	10,985,417	126,499
Accounts receivable	3,159,136	1,747,685
Other receivables	99,216	262,527
Interest receivable	15,102	33,582
Prepaid insurance	31,184	226,748
Inventory	4,310,672	4,676,547

Total current assets	35,454,795	12,261,206

DEVELOPMENT WORK IN PROGRESS	—	112,491,923

PLANT AND EQUIPMENT, at cost:
Land	602,529	602,529
Electric generation plant	243,415,417	118,281,179
Other	381,162	328,566

	244,399,108	119,212,274
Less—Accumulated depreciation	(3,499,019)	(1,639,700)

Total plant and equipment, net	240,900,089	117,572,574

OTHER ASSETS:
Contract costs, net	10,288,669	9,791,748
Pipeline and interconnection costs, net	11,820,471	11,933,866
Deferred finance charges, net	4,873,288	4,933,177

Total other assets	26,982,428	26,658,791

Total assets	$303,337,312	$268,984,494

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,161,546	$4,782,499
Payable to affiliate	250,165	133,895
Accrued interest payable	10,885,417	10,885,417

Total current liabilities	19,297,128	15,801,811

CONTRACT RETAINAGE PAYABLE	3,147,964	2,879,868

LONG-TERM DEBT	275,000,000	275,000,000

Total liabilities	297,445,092	293,681,679

COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
Diamond Georgia, LLC	41,013	(50,755)
Tenaska Georgia, Inc.	17,910	(196,216)
Tenaska Georgia I, L.P.	5,833,297	(24,450,214)

Total partners' equity	5,892,220	(24,697,185)

Total liabilities and partners' equity	$303,337,312	$268,984,494

        The accompanying notes are an integral part of these balance sheets.

Tenaska Georgia Partners, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Electric	$7,989,570	$1,549,461	$13,089,924	$1,549,461

Total revenue	7,989,570	1,549,461	13,089,924	1,549,461

OPERATING EXPENSES:
Fuel for electric generation plant	2,964,242	1,119,217	3,435,413	1,119,217
Plant operation and maintenance	799,487	62,666	1,614,738	62,666
Management fees and expenses	860,054	193,979	1,487,494	193,979
Depreciation and amortization	1,237,757	204,522	2,181,294	204,522
Other expenses	46,787	—	46,787	—

Total operating expenses	5,908,327	1,580,384	8,765,726	1,580,384

Operating income (loss)	2,081,243	(30,923)	4,324,198	(30,923)

INTEREST EXPENSE:
Interest expense	6,531,250	6,531,250	13,062,500	13,062,500
Interest expense capitalized	(1,657,754)	(3,094,393)	(4,090,377)	(6,183,513)
Other interest expense	185,885	30,230	319,772	30,230

Interest expense, net	5,059,381	3,467,087	9,291,895	6,909,217

INVESTMENT INCOME	32,033	913,993	57,102	2,534,933

NET LOSS	$(2,946,105)	$(2,584,017)	$(4,910,595)	$(4,405,207)

        The accompanying notes are an integral part of these statements.

Tenaska Georgia Partners, L.P.

Statement of Partners' Equity

(Unaudited)

	Diamond Georgia, LLC	Tenaska Georgia, Inc.	Tenaska Georgia I, L.P.	Total
BALANCE, December 31, 2001	$(50,755)	$(196,216)	$(24,450,214)	$(24,697,185)
Equity contributions	106,500	248,500	35,145,000	35,500,000
Net loss	(14,732)	(34,374)	(4,861,489)	(4,910,595)

BALANCE, June 30, 2002	$41,013	$17,910	$5,833,297	$5,892,220

The accompanying notes are an integral part of this statement.

Tenaska Georgia Partners, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,910,595)	$(4,405,207)
Adjustments to reconcile net loss to net cash from operating activities—
Depreciation and amortization	2,181,294	204,522
Amortization of deferred finance charges	88,717	19,258
Increase in accounts receivable	(1,411,451)	(86,972)
Decrease in other receivables	163,311	—
Decrease in interest receivable	18,480	1,128,840
Decrease in prepaid insurance	195,564	218,719
Decrease (increase) in inventory	365,875	(1,742,058)
Decrease in accounts payable	(297,208)	(365,910)
Increase in payable to affiliate	116,270	331,772

Total adjustments	1,420,852	(291,829)

Net cash from operating activities	(3,489,743)	(4,697,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	69,999,618
Additions to development work in progress/plant and equipment	(9,018,656)	(57,876,263)
Contract costs	(605,168)	(2,310,162)
Pipeline and interconnection costs	(100,333)	(25,860)

Net cash from investing activities	(9,724,157)	9,787,333

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(10,858,918)	12,823,178
Deferred finance charges	(28,828)	(274,238)
Increase in contract retainage payable	268,096	577,541
Equity contributions	35,500,000	—

Net cash from financing activities	24,880,350	13,126,481

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,666,450	18,216,778
CASH AND CASH EQUIVALENTS, beginning of period	5,187,618	48,524,392

CASH AND CASH EQUIVALENTS, end of period	$16,854,068	$66,741,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$8,972,123	$6,878,987
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Included in decrease in accounts payable and additions to development work in progress/plant and equipment as of June 30, 2002 are accrued costs of $5,245,295 capitalized as development work in progress/plant and equipment as of December 31, 2001.
Excluded from decrease in accounts payable and additions to development work in progress/plant and equipment as of June 30, 2002 are accrued costs of $8,921,550 capitalized as plant and equipment as of June 30, 2002.

The accompanying notes are an integral part of these statements.

Tenaska Georgia Partners, L.P.

Notes to Financial Statements

June 30, 2002
(Unaudited)

1. General

        The financial statements included herein as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Limited Partnership's Annual Report on Form 10-K for such year.

2. Summary of Significant Accounting Policies

Organization

        The Limited Partnership was formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain a natural gas-fired electric generation peaking facility (the "Facility") located in Heard County, Georgia. The Facility generates electric power for sale. As of June 1, 2002, all six turbine-generators have achieved commercial operation. The Limited Partnership is scheduled to terminate December 31, 2050.

        The following are the partners and their respective ownership interests and their percentage share of net income or loss:

Partner	Percentage Interest (For Equity Contribution Purposes)	Percentage Interest (For Allocation of Net Income or Loss)
Diamond Georgia, LLC (General)	.30%	.30%
Tenaska Georgia, Inc. (General)	.70	.70
Tenaska Georgia I, L.P. (Limited)	99.00	99.00

	100.00%	100.00%

        The Limited Partnership has issued senior secured bonds (the "Bonds") in the principal amount of $275,000,000 and the partners have contributed equity of $35,500,000 to fund construction of the Facility.

        The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, is the responsibility of the managing partner ("Tenaska Georgia, Inc."), subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation

        Plant and equipment is recorded at cost and depreciated using the straight-line method. The estimated useful lives of the major asset categories are:

Electric generation plant	38 years
Other plant and equipment	5-20 years

Deferred Finance Charges

        During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred. The costs associated with the first three turbine-generators (the "Initial Units") that were placed in service in 2001 and the remaining three turbine-generators (the "Final Units") that were placed in service on June 1, 2002 are being amortized to expense over the term of the related debt. As of June 30, 2002 and December 31, 2001, accumulated amortization was $175,379 and $86,662, respectively. The Initial Units and the Final Units are referred to herein collectively as the "Units."

Capitalization of Interest

        The Limited Partnership has capitalized interest on the average accumulated expenditures for development work in progress based upon the Limited Partnership's borrowing rate. As of June 1, 2002, the Units have achieved commercial operation. Therefore, the Limited Partnership has ceased capitalizing interest on development work in progress.

Contract Costs

        The Limited Partnership incurred certain direct costs associated with the Power Purchase Agreement (the "Power Purchase Agreement") with Exelon Generation Company, LLC ("Exelon"). These costs include professional services, technical construction oversight, permits and other costs directly related to entering into various project documents and construction contracts necessary to construct the Facility and to ultimately perform under the Power Purchase Agreement. These costs have been capitalized and deferred. Commencing with commercial operation in 2001, the costs associated with the Initial Units are being amortized to expense over the 348-month term of the Power Purchase Agreement. Commencing with commercial operation in June 2002, the costs associated with the Final Units are being amortized to expense over the remaining 336-month term of the Power Purchase Agreement. As of June 30, 2002 and December 31, 2001, accumulated amortization was $207,767 and $99,520, respectively.

Pipeline and Interconnection Costs

        The Limited Partnership incurred costs to secure a long-term water supply contract and to construct a natural gas pipeline, natural gas metering facilities and electrical interconnections. These costs have been capitalized and are being amortized to expense over the 348-month term of the Power Purchase Agreement commencing with commercial operation in June 2001. As of June 30, 2002 and December 31, 2001, accumulated amortization was $458,705 and $244,977, respectively.

Revenue Recognition

        Under the terms set forth in the Power Purchase Agreement with Exelon, Exelon is obligated to purchase the entire net electric power generated from the Facility and is obligated to provide the natural gas and fuel oil for the Facility for a term of 29 years ending in 2030. The Power Purchase Agreement provides for certain fixed payments, an availability bonus, along with variable payments. The Limited Partnership recognizes related revenue from the sale of electricity in the months energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or penalties are recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the Power Purchase Agreement.

3. Transactions with Affiliates

        As of June 30, 2002 and December 31, 2001, the Limited Partnership had a payable to Tenaska Georgia, Inc. of $250,165 and $133,895, respectively. For the three and six month periods ended June 30, 2002, billings from Tenaska Georgia, Inc. to the Limited Partnership for services provided as managing general partner and reimbursable expenses were $839,491 and $1,496,312, respectively. For the three and six month periods ended June 30, 2002, $206,758 and $372,884, respectively, were capitalized as contract costs and $632,733 and $1,123,428, respectively, were expensed as management fees and expenses. For the three and six month periods ended June 30, 2001, billings from Tenaska Georgia, Inc. to the Limited Partnership were $780,356 and $1,337,299, respectively. For the three and six month periods ended June 30, 2001, $606,533 and $1,163,476, respectively, were capitalized as contract costs and $173,823 was expensed as management fees and expenses for both periods.

        For the three and six month periods ended June 30, 2002, the Limited Partnership recognized electric revenues of $1,429,821 and $1,569,741, respectively, for the sale of power to Tenaska Power Services Co. ("TPS"), an affiliate, for testing not associated with commercial dispatch. For each of the three and six month periods ended June 30, 2001, the Limited Partnership recognized electric revenues of $415,469 for the sale of power to TPS for testing not associated with commercial dispatch. As of June 30, 2002 and December 31, 2001, amounts due from TPS were $79,253 and $120,185, respectively, and are included in the accompanying balance sheets as accounts receivable.

4. Development Work in Progress

        The Limited Partnership entered into an Engineering, Procurement and Construction Contract (the "EPC Contract") with Zachry Construction Corporation ("Zachry") to design, engineer, procure,

expedite and supply all labor, equipment (including the gas turbine-generators), materials, supervision and tools for the construction of the Facility. Construction of the Facility was completed (except for certain punch list items) on schedule and within budget.

        As of June 1, 2002, all of the Units have achieved commercial operation. Therefore, as of June 30, 2002, all development work in progress costs have been reclassified to electric generation plant and pipeline and interconnection costs in the accompanying balance sheets. Total EPC Contract costs, including interest of $19,882,991, have been capitalized as follows: (a) costs of $243,415,417 associated with the Units are included in the accompanying balance sheets as electric generation plant and (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs.

        Two of the Initial Units were completed on schedule under the EPC Contract. Under the terms of the Power Purchase Agreement with Exelon, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001, which was one day late.

        One of the Initial Units (Unit 2) did not achieve commercial operation as scheduled in June 2001 due to damage sustained during testing. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

        Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership has asserted its rights to receive delay liquidated damages from Zachry. As of June 30, 2002 and December 31, 2001, the Limited Partnership had accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been offset against amounts payable to Zachry under the EPC Contract as of June 30, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

        The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. All insurance proceeds have been received as of June 30, 2002.

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

        As of June 30, 2002 and December 31, 2001, the Limited Partnership had contract retainage payable to Zachry and accounts payable that consisted primarily of accrued construction costs payable to Zachry, net of accrued liquidated damages of $1,600,000 due from Zachry for the Unit 2 delay.

        All three of the Final Units were completed on schedule under the EPC Contract and achieved commercial operation effective June 1, 2002 under the terms of the Power Purchase Agreement with Exelon. The Facility's declared capacity for determining payments due from Exelon under the Power Purchase Agreement is 944 megawatts for the contract year beginning June 1, 2002.

5. Credit Facilities/Long-term Debt

        The Toronto Dominion Bank ("TD") is obligated to issue a letter of credit up to a maximum of $16,000,000 for the Limited Partnership's debt service reserve obligation. On June 1, 2002, pursuant to the Debt Service Reserve Letter of Credit and Reimbursement Agreement, TD issued a letter of credit in the amount of $13,300,000 to satisfy the Limited Partnership's debt service reserve obligation.

        Prior to 2002, The First National Bank of Omaha had issued letters of credit in the amounts of $1,322,500 and $248,500 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, and Mitsubishi Corporation had issued a Guaranty, on behalf of Tenaska Georgia I, L.P. and Diamond Georgia, LLC, in the amount of $33,929,000, to support each partner's equity funding commitment. As of June 30, 2002, the Limited Partnership has received equity contributions of $35,500,000, which is the partners' total equity commitment for construction of the Facility. Therefore, the Trustee has released the letters of credit and the Guaranty.

        The Bonds have various restrictive covenants related to, among other things, maintenance of a specified debt coverage ratio, maintenance of specified levels of reserve account balances (which may be satisfied by using letters of credit), limitations on additional debt and lease obligations, mergers, sale or purchase of assets and restrictions on certain payments. The Limited Partnership was in compliance with all covenants that were in effect as of June 30, 2002 and December 31, 2001. The Bonds are secured by a security interest in substantially all of the assets of the Limited Partnership.

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

General

        We were formed on April 16, 1998 to develop, finance, construct, own or lease, operate and maintain the Facility. As of June 1, 2002, all of the Units have achieved commercial operation and have begun generating operating revenues.

        On November 10, 1999, we completed a private offering of $275,000,000 aggregate principal amount of 9.50 percent fixed rate Senior Secured Bonds due 2030. On August 31, 2000, we completed an exchange offer whereby the holders of the original bonds exchanged their bonds for new bonds registered under the Securities Act of 1933. In this report, references to "Bonds" means both the original bonds and the new bonds, unless the context otherwise requires. Our partners committed to fund up to $35,500,000 in equity contributions to fund construction of the Facility. As of June 30, 2002, we have received equity contributions of $35,500,000, which is the partners' total equity commitment. The total net cost of the construction of the Facility is estimated to range from approximately $301,800,000 to $303,000,000, depending upon the amount of liquidated damages actually recovered for the Unit 2 delay, which occurred in 2001.

Facility Construction

        Construction of the Facility is complete, except for certain punch list items, and is within budget. The Initial Units were scheduled to be operational by June 1, 2001, with the remaining three Final Units scheduled to be operational by June 1, 2002. All three of the Final Units were completed on schedule under the EPC Contract and achieved commercial operation effective June 1, 2002 under the terms of the Power Purchase Agreement with Exelon. The Facility's declared capacity for determining payments due from Exelon under the Power Purchase Agreement is 944 megawatts for the contract year beginning June 1, 2002.

        Two of the Initial Units were completed on schedule under the EPC Contract. Under the terms of the Power Purchase Agreement with Exelon, Unit 1 commenced commercial operation effective June 1, 2001, while Unit 3 commenced commercial operation effective June 2, 2001, which was one day late.

        Unit 2 did not achieve commercial operation as scheduled in June 2001 due to damage sustained during testing. Repairs were made and Unit 2 achieved commercial operation under the terms of the EPC Contract as of August 29, 2001. Under the terms of the Power Purchase Agreement with Exelon, Unit 2 commenced commercial operation effective August 30, 2001.

        Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, we have asserted our rights to receive delay liquidated damages from Zachry. As of June 30, 2002 and December 31, 2001, we had accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been offset against amounts payable to Zachry under the EPC Contract as of June 30, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

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

        Our delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. All insurance proceeds have been received as of June 30, 2002.

        Exelon continues to fulfill its contractual obligations under the Power Purchase Agreement and is purchasing the output from all of the Units. During 2001, we paid Exelon liquidated damages of $5,150,020, which was recorded as an increase to capitalized contract costs, as a result of Units 2 and 3 not achieving their scheduled commercial operation dates under the Power Purchase Agreement. Of the liquidated damages paid to Exelon, $3,000,015 was covered by our delay-in-start-up insurance claim and was recorded as a reduction to capitalized contract costs.

        As of June 30, 2002 and December 31, 2001, we had contract retainage payable to Zachry and accounts payable that consisted primarily of accrued construction costs payable to Zachry, net of accrued liquidated damages of $1,600,000 due from Zachry for the Unit 2 delay.

Results of Operations

        As noted above, the Final Units achieved commercial operation effective June 1, 2002. Prior to June 1, 2002, the Facility was still under construction with only the Initial Units achieving commercial operation during 2001. Accordingly, the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 are not comparable. Furthermore, the results of operations for the three and six month periods ended June 30, 2002 and 2001 may not be indicative of the results of operations in future periods, since the Facility has only recently commenced full operations.

Revenues

        Commercial operations commenced on June 1, 2002 for each of the Final Units, and on June 1, 2001, June 2, 2001 and August 30, 2001 for Units 1, 3 and 2, respectively, under the Power Purchase Agreement. Revenues for the three and six month periods ended June 30, 2002 were $7,989,570 and $13,089,924, respectively. For the three and six month periods ended June 30, 2002, we recognized electric revenues of $6,559,749 and $11,520,183, respectively, under the Power Purchase Agreement and $1,429,821 and $1,569,741, respectively, for the sale of power to TPS, an affiliate, for testing not associated with commercial dispatch. Revenues for each of the three and six month periods ended June 30, 2001 were $1,549,461. For each of the periods, we recognized electric revenues of $1,133,992 under the Power Purchase Agreement and $415,469 for the sale of power to TPS for testing not associated with commercial dispatch.

        The Initial Units completed their first operating year as of May 31, 2002. The Annual Availability Percentage for the first Power Purchase Agreement contract year ending May 31, 2002 was 99 percent, which exceeded the 97 percent availability level required to avoid reductions in reservation payments under the Power Purchase Agreement. The capacity factor for the first contract year was 2.64 percent.

Operating Expenses

        Operating expenses for the three and six month periods ended June 30, 2002 were $5,908,327 and $8,765,726, respectively. Fuel costs incurred for testing not associated with commercial dispatch for the three and six month periods ended June 30, 2002 were $2,964,242 and $3,435,413, respectively. Other operating expenses for the three and six month periods ended June 30, 2002 were $2,944,085 and $5,330,313, respectively, of which depreciation and amortization expenses were $1,237,757 and $2,181,294, respectively.

        Operating expenses for each of the three and six month periods ended June 30, 2001 were $1,580,384, of which $1,119,217 represented fuel costs incurred for testing not associated with commercial dispatch. Other operating expenses were $461,167, of which depreciation and amortization expenses were $204,522.

        Construction of the Facility is complete, except for certain punch list items. As of June 30, 2002, total EPC Contract costs, including interest of $19,882,991, have been capitalized as follows: (a) costs of $243,415,417 associated with the Units are included in the accompanying balance sheets as electric generation plant and (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs.

Interest

        The portion of the proceeds from the sale of the Bonds and equity contributions not yet expended on construction was invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds was included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility has been capitalized as electric generation plant. Interest expense incurred on the Bond proceeds not spent on construction was included as interest expense. For the three and six month periods ended June 30, 2002, interest, net of amounts capitalized, of $5,059,381 and $9,291,895, respectively, was expensed. For the three and six month periods ended June 30, 2002, interest costs of $1,657,754 and $4,090,377, respectively, were capitalized. For the three and six month periods ended June 30, 2001, interest, net of amounts capitalized, of $3,467,087 and $6,909,217, respectively, was expensed. For the three and six month periods ended, June 30, 2001, interest costs of $3,094,393 and $6,183,513, respectively, were capitalized. For the three and six month periods ended June 30, 2002, interest in the amount of $32,033 and $57,102, respectively, was recorded as investment income. For the three and six month periods ended June 30, 2001, interest in the amount of $913,993 and $2,534,933, respectively, was recorded as investment income. The decrease in investment income primarily relates to the utilization of the Bond proceeds and equity contributions for construction of the Facility, along with a decrease in short-term interest rates.

Liquidity and Capital Resources

        The net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, actual revenues from the operation of the Initial Units and proceeds from the equity contributions has been sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. Now that the Facility has been placed in commercial operation, we expect that our revenues under the Power Purchase Agreement with Exelon will be adequate to support our costs of operations.

        In order to provide liquidity in the event of temporary cash flow shortfalls, we are required to maintain an account that will contain an amount equal to the principal and interest due on the Bonds on the next scheduled payment date. Our obligation to fund this account began on June 1, 2002. On

June 1, 2002, pursuant to the Debt Service Reserve Letter of Credit and Reimbursement Agreement, TD issued a letter of credit in the amount of $13,300,000 to satisfy our debt service reserve obligation.

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

Critical Accounting Policies

        We believe that our critical accounting policies relate to revenue recognition under our Power Purchase Agreement with Exelon, depreciation on our plant and equipment and amortization on our contract costs and pipeline and interconnection costs. Please refer to the accompanying unaudited financial statements and the notes thereto included in Item 1 of this quarterly report and the audited financial statements and the notes thereto included in the Annual Report regarding our critical and other accounting policies.

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

        Upon achieving commercial operation of the Units, we are not exposed to commodity price risk as Exelon is obligated to provide the natural gas and fuel oil for the Facility for the term of the Power Purchase Agreement.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None.
(b)	Reports on Form 8-K
None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002

TENASKA GEORGIA PARTNERS, L.P. a Delaware limited partnership
By:	TENASKA GEORGIA, INC. a Delaware corporation, as Managing General Partner of Tenaska Georgia Partners, L.P.
By:	/s/ MICHAEL F. LAWLER Michael F. Lawler Vice President of Finance and Treasurer

QuickLinks

TENASKA GEORGIA PARTNERS, L.P. REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002 INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) Tenaska Georgia Partners, L.P. Balance Sheets (Unaudited)
Tenaska Georgia Partners, L.P. Statements of Operations (Unaudited)
Tenaska Georgia Partners, L.P. Statement of Partners' Equity (Unaudited)
Tenaska Georgia Partners, L.P. Statements of Cash Flows (Unaudited)
Tenaska Georgia Partners, L.P. Notes to Financial Statements June 30, 2002 (Unaudited)
PART II. OTHER INFORMATION
SIGNATURE