Form 10-Q
period 2002-09-30
TENASKA GEORGIA PARTNERS LP
filed 2002-11-12
CIK 1103388

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
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
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Tenaska Georgia Partners, L.P.

Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,153,344	$5,187,618
Restricted cash and cash equivalents	4,455,046	126,499
Accounts receivable	4,284,726	1,747,685
Other receivables	100,888	262,527
Interest receivable	14,527	33,582
Prepaid insurance	497,795	226,748
Inventory	4,038,122	4,676,547

Total current assets	21,544,448	12,261,206

DEVELOPMENT WORK IN PROGRESS	—	112,491,923

PLANT AND EQUIPMENT, at cost:
Land	602,529	602,529
Electric generation plant	243,415,417	118,281,179
Other	474,398	328,566

	244,492,344	119,212,274
Less—Accumulated depreciation	(5,119,009)	(1,639,700)

Total plant and equipment, net	239,373,335	117,572,574

OTHER ASSETS:
Contract costs, net	10,196,532	9,791,748
Pipeline and interconnection costs, net	11,892,675	11,933,866
Deferred finance charges, net	4,813,458	4,933,177

Total other assets	26,902,665	26,658,791

Total assets	$287,820,448	$268,984,494

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,837,196	$4,782,499
Payable to affiliate	149,301	133,895
Accrued interest payable	4,354,167	10,885,417
Contract retainage payable	3,143,185	—

Total current liabilities	11,483,849	15,801,811

CONTRACT RETAINAGE PAYABLE	—	2,879,868

LONG-TERM DEBT	275,000,000	275,000,000

Total liabilities	286,483,849	293,681,679

COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY (DEFICIT):
Diamond Georgia, LLC	38,169	(50,755)
Tenaska Georgia, Inc.	(24,803)	(196,216)
Tenaska Georgia I, L.P.	1,323,233	(24,450,214)

Total partners' equity (deficit)	1,336,599	(24,697,185)

Total liabilities and partners' equity (deficit)	$287,820,448	$268,984,494

The accompanying notes are an integral part of these balance sheets.

Tenaska Georgia Partners, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Electric	$11,160,762	$4,490,940	$24,250,686	$6,040,401
Other	—	836,629	—	836,629

Total revenue	11,160,762	5,327,569	24,250,686	6,877,030

OPERATING EXPENSES:
Fuel for electric generation plant	—	391,820	3,435,413	1,511,037
Plant operation and maintenance	1,514,350	433,797	3,129,088	496,463
Management fees and expenses	860,934	600,924	2,348,428	794,903
Depreciation and amortization	1,826,564	819,914	4,007,858	1,024,436
Other expenses	16,250	—	63,037	—

Total operating expenses	4,218,098	2,246,455	12,983,824	3,826,839

Operating income	6,942,664	3,081,114	11,266,862	3,050,191

INTEREST EXPENSE:
Interest expense	6,531,250	6,531,250	19,593,750	19,593,750
Interest expense capitalized	—	(1,764,519)	(4,090,377)	(7,948,032)
Other interest expense	228,230	181,289	548,002	211,519

Interest expense, net	6,759,480	4,948,020	16,051,375	11,857,237

INVESTMENT INCOME	71,195	494,534	128,297	3,029,467

NET INCOME (LOSS)	$254,379	$(1,372,372)	$(4,656,216)	$(5,777,579)

The accompanying notes are an integral part of these statements.

Tenaska Georgia Partners, L.P.

Statement of Partners' Equity (Deficit)

(Unaudited)

	Diamond Georgia, LLC	Tenaska Georgia, Inc.	Tenaska Georgia I, L.P.	Total
BALANCE, December 31, 2001	$(50,755)	$(196,216)	$(24,450,214)	$(24,697,185)
Equity contributions	106,500	248,500	35,145,000	35,500,000
Equity distributions	(3,607)	(44,493)	(4,761,900)	(4,810,000)
Net loss	(13,969)	(32,594)	(4,609,653)	(4,656,216)

BALANCE, September 30, 2002	$38,169	$(24,803)	$1,323,233	$1,336,599

The accompanying notes are an integral part of this statement.

Tenaska Georgia Partners, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,656,216)	$(5,777,579)
Adjustments to reconcile net loss to net cash from operating activities-
Depreciation and amortization	4,007,858	1,024,436
Amortization of deferred finance charges	148,547	57,774
Increase in accounts receivable	(2,537,041)	(1,685,515)
Decrease (increase) in other receivables	161,639	(4,346,379)
Decrease in interest receivable	19,055	1,267,287
(Increase) decrease in prepaid insurance	(271,047)	356,842
Decrease (increase) in inventory	638,425	(2,695,356)
Decrease in accounts payable	(688,238)	(2,040,672)
Increase in payable to affiliate	15,406	38,223
Decrease in accrued interest payable	(6,531,250)	(6,531,250)

Total adjustments	(5,036,646)	(14,554,610)

Net cash from operating activities	(9,692,862)	(20,332,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments	—	69,999,618
Additions to development work in progress/plant and equipment	(13,045,212)	(74,353,094)
Contract costs	(605,169)	(3,591,019)
Pipeline and interconnection costs	(286,973)	(7,715,259)

Net cash from investing activities	(13,937,354)	(15,659,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash and cash equivalents	(4,328,547)	20,723,818
Deferred finance charges	(28,828)	(287,007)
Increase in contract retainage payable	263,317	772,246
Equity contributions	35,500,000	—
Equity distributions	(4,810,000)	—

Net cash from financing activities	26,595,942	21,209,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,965,726	(14,782,886)
CASH AND CASH EQUIVALENTS, beginning of period	5,187,618	48,524,392

CASH AND CASH EQUIVALENTS, end of period	$8,153,344	$33,741,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$22,034,623	$18,176,968
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Included in decrease in accounts payable and additions to development work in progress/plant and equipment as of September 30, 2002 are accrued costs of $5,245,295 capitalized as development work in progress/plant and equipment as of December 31, 2001.
Excluded from decrease in accounts payable and additions to development work in progress/plant and equipment as of September 30, 2002 are accrued costs of $4,988,230 capitalized as plant and equipment as of September 30, 2002.

The accompanying notes are an integral part of these statements.

Tenaska Georgia Partners, L.P.

Notes to Financial Statements

September 30, 2002
(Unaudited)

1. General

        The financial statements included herein as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared by Tenaska Georgia Partners, L.P. (the "Limited Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Limited Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Limited Partnership's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Limited Partnership's Annual Report on Form 10-K for such year.

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

        The day-to-day management of the affairs of the Limited Partnership, including preparation and maintenance of the financial and other records and books of account of the Limited Partnership and supervision of the ongoing operations of the facilities, loan administration and activities of the Limited Partnership, is the responsibility of the managing general partner ("Tenaska Georgia, Inc."), subject to the direction of the Executive Review Committee. Tenaska Georgia, Inc. does not have the authority to incur any obligations or liabilities on behalf of the Limited Partnership, except as approved by the Executive Review Committee.

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

Deferred Finance Charges

        During the development phase, the Limited Partnership incurred charges and fees necessary to obtain financing. These costs have been capitalized and deferred. The costs associated with the first three turbine-generators (the "Initial Units") that were placed in service in 2001 and the remaining three turbine-generators (the "Final Units") that were placed in service on June 1, 2002 are being amortized to expense over the term of the related debt. As of September 30, 2002 and December 31, 2001, accumulated amortization was $235,209 and $86,662, respectively. The Initial Units and the Final Units are referred to herein collectively as the "Units."

Capitalization of Interest

        The Limited Partnership has capitalized interest on the average accumulated expenditures for development work in progress based upon the Limited Partnership's borrowing rate. As of June 1, 2002, the Units have achieved commercial operation. Therefore, the Limited Partnership has ceased capitalizing interest on development work in progress.

Contract Costs

        The Limited Partnership incurred certain direct costs associated with the Power Purchase Agreement (the "Power Purchase Agreement") with Exelon Generation Company, LLC ("Exelon"). These costs include professional services, technical construction oversight, permits and other costs directly related to entering into various project documents and construction contracts necessary to construct the Facility and to ultimately perform under the Power Purchase Agreement. These costs have been capitalized and deferred. Commencing with commercial operation in 2001, the costs associated with the Initial Units are being amortized to expense over the 348-month term of the Power Purchase Agreement. Commencing with commercial operation in June 2002, the costs associated with the Final Units are being amortized to expense over the remaining 336-month term of the Power

Purchase Agreement. As of September 30, 2002 and December 31, 2001, accumulated amortization was $299,905 and $99,520, respectively.

Pipeline and Interconnection Costs

        The Limited Partnership incurred costs to secure a long-term water supply contract and to construct a natural gas pipeline, natural gas metering facilities and electrical interconnections. These costs have been capitalized and are being amortized to expense over the 348-month term of the Power Purchase Agreement commencing with commercial operation in June 2001. As of September 30, 2002 and December 31, 2001, accumulated amortization was $573,141 and $244,977, respectively.

Revenue Recognition

        Under the terms set forth in the Power Purchase Agreement with Exelon, Exelon is obligated to purchase the entire net electric power generated from the Facility and is obligated to provide the natural gas and fuel oil for the Facility for a term of 29 years ending in 2030. The Power Purchase Agreement provides for certain fixed payments, an availability bonus, along with variable payments. The Limited Partnership recognizes related revenue from the sale of electricity in the months energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or payments for non-availability are recognized as revenue or expense in the month the Limited Partnership achieves or fails to achieve the availability targets defined in the Power Purchase Agreement.

3. Transactions with Affiliates

        As of September 30, 2002 and December 31, 2001, the Limited Partnership had a payable to Tenaska Georgia, Inc. of $149,301 and $133,895, respectively. For the three and nine month periods ended September 30, 2002, billings from Tenaska Georgia, Inc. to the Limited Partnership for services provided as managing general partner and reimbursable expenses were $560,890 and $2,057,202, respectively. For the nine month period ended September 30, 2002, $372,884 was capitalized as contract costs. For the three and nine month periods ended September 30, 2002, $560,890 and $1,684,318, respectively, were expensed as management fees and expenses. For the three and nine month periods ended September 30, 2001, billings from Tenaska Georgia, Inc. to the Limited Partnership were $440,369 and $1,777,668, respectively. For the three and nine month periods ended September 30, 2001, $31,308 and $1,194,784, respectively, were capitalized as contract costs and $409,061 and $582,884, respectively, were expensed as management fees and expenses.

        For the nine month period ended September 30, 2002, the Limited Partnership recognized electric revenues of $1,569,741 for the sale of power to Tenaska Power Services Co. ("TPS"), an affiliate, for testing not associated with commercial dispatch. For the three and nine month periods ended September 30, 2001, the Limited Partnership recognized electric revenues of $203,700 and $619,169, respectively, for the sale of power to TPS for testing not associated with commercial dispatch. As of December 31, 2001, $120,185 was due from TPS and is included in the accompanying balance sheets as accounts receivable.

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

        As of June 1, 2002, all of the Units have achieved commercial operation. Therefore, as of September 30, 2002, all development work in progress costs have been reclassified to electric generation plant and pipeline and interconnection costs in the accompanying balance sheets. Total EPC Contract costs, including interest of $19,882,991, have been capitalized as follows: (a) costs of $243,415,417 associated with the Units are included in the accompanying balance sheets as electric generation plant and (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs.

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

        Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, the Limited Partnership has asserted its rights to receive delay liquidated damages from Zachry. As of September 30, 2002 and December 31, 2001, the Limited Partnership had accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been offset against amounts payable to Zachry under the EPC Contract as of September 30, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

        The Limited Partnership's delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. All delay-in-start-up insurance proceeds were received as of June 30, 2002. For each of the three and nine month periods ended September 30, 2001, the Limited Partnership recognized other revenue of $836,629 associated with the settlement of the Limited Partnership's delay-in-start-up insurance claim for the portion of the claim relating to lost operating margins.

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

        As of September 30, 2002 and December 31, 2001, the Limited Partnership had contract retainage payable to Zachry and accounts payable that consisted primarily of accrued construction costs payable to Zachry, net of accrued liquidated damages of $1,600,000 due from Zachry for the Unit 2 delay.

        All three of the Final Units were completed on schedule under the EPC Contract and achieved commercial operation effective June 1, 2002 under the terms of the Power Purchase Agreement with Exelon. The Facility's declared capacity for determining payments due from Exelon under the Power Purchase Agreement is 944 megawatts for the contract year beginning June 1, 2002.

5. Credit Facilities / Long-term Debt

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

        Prior to 2002, The First National Bank of Omaha had issued letters of credit in the amounts of $1,322,500 and $248,500 on behalf of Tenaska Georgia I, L.P. and Tenaska Georgia, Inc., respectively, and Mitsubishi Corporation had issued a Guaranty, on behalf of Tenaska Georgia I, L.P. and Diamond Georgia, LLC, in the amount of $33,929,000, to support each partner's equity funding commitment. As of June 30, 2002, the Limited Partnership had received equity contributions of $35,500,000, which is the partners' total equity commitment for construction of the Facility. Therefore, the Trustee has released the letters of credit and the Guaranty.

        The Bonds have various restrictive covenants related to, among other things, maintenance of a specified debt coverage ratio, maintenance of specified levels of reserve account balances (which may be satisfied by using letters of credit), limitations on additional debt and lease obligations, mergers, sale or purchase of assets and restrictions on certain payments. The Limited Partnership was in compliance with all covenants that were in effect as of September 30, 2002 and December 31, 2001. The Bonds are secured by a security interest in substantially all of the assets of the Limited Partnership.

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

        On November 10, 1999, we completed a private offering of $275,000,000 aggregate principal amount of 9.50 percent fixed rate Senior Secured Bonds due 2030. On August 31, 2000, we completed an exchange offer whereby the holders of the original bonds exchanged their bonds for new bonds registered under the Securities Act of 1933. In this report, references to "Bonds" means both the original bonds and the new bonds, unless the context otherwise requires. Our partners committed to fund up to $35,500,000 in equity contributions to fund construction of the Facility. As of June 30, 2002, we had received equity contributions of $35,500,000, which is the partners' total equity commitment. The total net cost of the construction of the Facility is estimated to range from approximately $301,800,000 to $303,000,000, depending upon the amount of liquidated damages actually recovered for the Unit 2 delay, which occurred in 2001.

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

        As of September 30, 2002, total EPC Contract costs, including interest of $19,882,991, have been capitalized as follows: (a) costs of $243,415,417 associated with the Units are included in the accompanying balance sheets as electric generation plant and (b) costs of $8,139,231 associated with electrical interconnections are included in the accompanying balance sheets as pipeline and interconnection costs.

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

        Because Unit 2 did not achieve commercial operation on schedule under the terms of the EPC Contract, we have asserted our rights to receive delay liquidated damages from Zachry. As of September 30, 2002 and December 31, 2001, we had accrued liquidated damages of $1,600,000 due from Zachry in accordance with the terms of the EPC Contract, as a reduction of capitalized contract costs, with the final amount due not yet determined. Furthermore, this amount has been offset against amounts payable to Zachry under the EPC Contract as of September 30, 2002 and December 31, 2001, and is included in the accompanying balance sheets as accounts payable.

        The financial impact of Unit 2's damage to the project, net of insurance proceeds, is anticipated to range from approximately $100,000 to $1,300,000, depending upon the amount of liquidated damages that we actually receive from Zachry. Proceeds from our insurance policies are expected to pay for the costs to repair Unit 2 and have covered the shortfall in operating revenues and liquidated damages owed to Exelon after deduction for the policy deductible amounts. The financial impact to us, net of insurance proceeds, will be covered with construction contingency funds.

        Our delay-in-start-up insurance claim of $3,836,644 was approved and settled in October 2001. All delay-in-start-up insurance proceeds were received as of June 30, 2002.

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

        As of September 30, 2002 and December 31, 2001, we had contract retainage payable to Zachry and accounts payable that consisted primarily of accrued construction costs payable to Zachry, net of accrued liquidated damages of $1,600,000 due from Zachry for the Unit 2 delay.

Results of Operations

        As noted above, the Final Units achieved commercial operation effective June 1, 2002. Prior to June 1, 2002, the Facility was still under construction with only the Initial Units achieving commercial operation during 2001. Accordingly, the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001 are not comparable. Furthermore, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 may not be indicative of the results of operations in future periods, since the Facility has only recently commenced full operations.

Revenues

        We recognize related revenue from the sale of electricity in the months energy is delivered based upon output delivered and capacity provided at rates specified in the Power Purchase Agreement. Availability bonuses or payments for non-availability are recognized as revenue or expense in the month we achieve or fail to achieve the availability targets defined in the Power Purchase Agreement.

        Commercial operations commenced on June 1, 2002 for each of the Final Units, and on June 1, 2001, June 2, 2001 and August 30, 2001 for Units 1, 3 and 2, respectively, under the Power Purchase Agreement. Revenues for the three and nine month periods ended September 30, 2002 were $11,160,762 and $24,250,686, respectively. For the three and nine month periods ended September 30, 2002, we recognized electric revenues of $11,160,762 and $22,680,945, respectively, under the Power Purchase Agreement. For the three and nine month periods ended September 30, 2002, we recognized unit start revenues of $826,000 and $1,317,854, respectively. The remaining revenues consist of capacity, energy and availability bonus revenues. For the nine month period ended September 30, 2002, we recognized electric revenues of $1,569,741 for the sale of power to TPS, an affiliate, for testing not associated with commercial dispatch.

        Revenues for the three and nine month periods ended September 30, 2001 were $5,327,569 and $6,877,030, respectively. For the three and nine month periods ended September 30, 2001, we recognized electric revenues of $4,287,240 and $5,421,232, respectively, under the Power Purchase Agreement. For the three and nine month periods ended September 30, 2001, we recognized unit start revenues of $280,500 and $346,500, respectively. The remaining revenues consist of capacity, energy and availability bonus revenues. For the three and nine month periods ended September 30, 2001, we recognized electric revenues of $203,700 and $619,169, respectively, for the sale of power to TPS for testing not associated with commercial dispatch. For each of the three and nine month periods ended September 30, 2001, we recognized other revenue of $836,629 associated with the settlement of our delay-in-start-up insurance claim for the portion of the claim relating to lost operating margins.

        The Initial Units completed their first operating year as of May 31, 2002. The Annual Availability Percentage for the first Power Purchase Agreement contract year ending May 31, 2002 was 99 percent, which exceeded the 97 percent availability level required to avoid reductions in reservation payments under the Power Purchase Agreement. The capacity factor, under the terms of the Power Purchase Agreement, for the first contract year was 2.64 percent, based upon declared available output.

        As of September 30, 2002, the Annual Availability Percentage and the Summer Availability Percentage, for the months of June through September, was 99.7 percent for the Power Purchase Agreement contract year beginning June 1, 2002. The capacity factor, under the terms of the Power Purchase Agreement, for the contract year beginning June 1, 2002 was 4.41 percent through September 30, 2002, based upon declared available output.

Operating Expenses

        Operating expenses for the three and nine month periods ended September 30, 2002 were $4,218,098 and $12,983,824, respectively. Fuel costs incurred for testing not associated with commercial dispatch for the nine month period ended September 30, 2002 were $3,435,413. Other operating expenses for the three and nine month periods ended September 30, 2002 were $4,218,098 and $9,548,411, respectively, of which depreciation and amortization expenses were $1,826,564 and $4,007,858, respectively.

        Operating expenses for the three and nine month periods ended September 30, 2001 were $2,246,455 and $3,826,839, respectively. Fuel costs incurred for testing not associated with commercial dispatch for the three and nine month periods ended September 30, 2001 were $391,820 and $1,511,037, respectively. Other operating expenses for the three and nine month periods ended September 30, 2001 were $1,854,635 and $2,315,802, respectively, of which depreciation and amortization expenses were $819,914 and $1,024,436, respectively.

Interest

        The portion of the proceeds from the sale of the Bonds and equity contributions not expended on construction was invested in cash and cash equivalents and short-term investments. The interest earned on these invested funds was included as investment income. The interest expense incurred on the portion of the Bond proceeds expended to construct the Facility has been capitalized as electric generation plant. Interest expense incurred on the Bond proceeds not spent on construction was included as interest expense. For the three and nine month periods ended September 30, 2002, interest, net of amounts capitalized, of $6,759,480 and $16,051,375, respectively, was expensed. For the nine month period ended September 30, 2002, interest costs of $4,090,377 were capitalized. For the three and nine month periods ended September 30, 2001, interest, net of amounts capitalized, of $4,948,020 and $11,857,237, respectively, was expensed. For the three and nine month periods ended

September 30, 2001, interest costs of $1,764,519 and $7,948,032, respectively, were capitalized. For the three and nine month periods ended September 30, 2002, interest in the amount of $71,195 and $128,297, respectively, was recorded as investment income. For the three and nine month periods ended September 30, 2001, interest in the amount of $494,534 and $3,029,467, respectively, was recorded as investment income. The decrease in investment income primarily relates to the utilization of the Bond proceeds and equity contributions for construction of the Facility, along with a decrease in short-term interest rates.

Liquidity and Capital Resources

        The net proceeds from the sale of the Bonds, investment income on the unspent portion thereof during the construction period, actual revenues from the operation of the Initial Units and proceeds from the equity contributions has been sufficient to (1) fund the engineering, procurement, construction, testing and commissioning of the Facility, (2) pay certain fees and expenses in connection with the financing and development of our project, and (3) pay the costs of developing, financing and initially operating our project, including interest on the Bonds. Now that the Facility is in commercial operation, we expect that our revenues under the Power Purchase Agreement with Exelon will be adequate to support our costs of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Bonds were issued at a 9.50 percent fixed rate of interest, and as a result, we are not exposed to market risk associated with an increase in interest rates.

        Upon achieving commercial operation of the Units, we are not exposed to commodity price risk as Exelon is obligated to provide the natural gas and fuel oil for the Facility for the term of the Power Purchase Agreement.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing of this report, the Limited Partnership's principal executive officer and principal financial officer have concluded that the Limited Partnership's disclosure controls and procedures (as defined in Rule 15d-14 under the Securities Exchange Act of 1934) were effective. There have been no significant changes in the Limited Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Limited Partnership's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None.

(b)
Reports on Form 8-K

  During the quarter ended September 30, 2002, the Limited Partnership filed a Current Report on Form 8-K dated July 17, 2002 covering information required under Item 4 of Form 8-K. Effective July 17, 2002, the Limited Partnership dismissed Arthur Andersen LLP as its independent auditors and appointed KPMG LLP to serve as its independent auditors for the year ending December 31, 2002. No financial statements were filed as part of the Current Report on Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2002	TENASKA GEORGIA PARTNERS, L.P. a Delaware limited partnership
	By:	TENASKA GEORGIA, INC. a Delaware corporation, as Managing General Partner of Tenaska Georgia Partners, L.P.
	By:	/s/ MICHAEL F. LAWLER Michael F. Lawler Vice President of Finance and Treasurer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Howard L. Hawks, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Tenaska Georgia Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

By:	/s/ HOWARD L. HAWKS Howard L. Hawks Chief Executive Officer of Tenaska Georgia, Inc., the Managing General Partner of the Limited Partnership

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Ronald N. Quinn, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Tenaska Georgia Partners, L.P.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

By:	/s/ RONALD N. QUINN Ronald N. Quinn Chief Financial Officer of Tenaska Georgia, Inc., the Managing General Partner of the Limited Partnership

QuickLinks

TENASKA GEORGIA PARTNERS, L.P. REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002 INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Tenaska Georgia Partners, L.P. Balance Sheets (Unaudited)
Tenaska Georgia Partners, L.P. Statements of Operations (Unaudited)
Tenaska Georgia Partners, L.P. Statement of Partners' Equity (Deficit) (Unaudited)
Tenaska Georgia Partners, L.P. Statements of Cash Flows (Unaudited)
Tenaska Georgia Partners, L.P. Notes to Financial Statements September 30, 2002 (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER